Form 10QSB
period 2000-07-31
GREENHOLD GROUP INC
filed 2000-09-12
CIK 1103121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2000

                             Commission File Number
                                    000-29707

                              GREENHOLD GROUP, INC.
                 (Name of Small Business Issuer in its charter)

            FLORIDA                                         65-0910697
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

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

                            [X] Yes          [ ] No

         As of August 31, 2000 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         July 31, 2000

         Condensed Statement of Operations
         Three months ended July 31, 2000

         Condensed Statement of Cash Flows
         Three months ended July 31, 2000

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              GREENHOLD GROUP, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  JULY 31, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

 Cash                                                                   $  480
                                                                        ======



                          LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                                       $2,422
 Due to affiliate                                                        1,000
                                                                        ------
         Total Current Liabilities                                       3,422
                                                                        ------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                                 3,000
 Deficit accumulated during the development
  stage                                                                 (5,942)
                                                                        ------

         Total Stockholders' Equity (Deficit)                           (2,942)
                                                                        ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

 (DEFICIT)                                                              $  480
                                                                        ======






                Read accompanying Notes to Financial Statements.

                              GREENHOLD GROUP, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Period From
                                                                  March 22, 1999
                                   Three Months     Six Months     (Inception)
                                  Ended July 31,   Ended July 31,  Through July
                                      2000             2000          31, 2000
                                  --------------   -------------- --------------

REVENUES                            $    --         $    --          $    --

EXPENSES
 General and administrative           2,422           5,942            5,942
                                    -------         -------          -------
NET (LOSS)                          $(2,422)        $(5,942)         $(5,942)
                                    =======         =======          =======

(LOSS) PER SHARE                    $   --          $    --          $   --
                                    =======         =======          =======


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               3,000,000       3,000,000        3,000,000
                                  =========       =========        =========








                Read accompanying Notes to Financial Statements.

                              GREENHOLD GROUP, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                         SIX MONTHS ENDED JULY 31, 2000
                                       AND
          PERIOD FROM MARCH 22, 1999 (INCEPTION) THROUGH JULY 31, 2000
                                   (Unaudited)

                                                                 Period From
                                                                March 22, 1999
                                               Six Months         (Inception)
                                              Ended July 31,     Through July
                                                  2000             31, 2000
                                              --------------     ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                    $(5,942)            $(5,942)
  Adjustments to reconcile
   net loss to cash used in
   operating activities:
         Increase in accounts
           payable                                2,422               2,422
                                                -------             -------
NET CASH USED IN OPERATING
 ACTIVITIES                                      (3,520)             (3,520)
                                                -------             -------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate                                       1,000               1,000
 Proceeds from issuance of
   common stock                                      --               3,000
                                                -------             -------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       1,000               4,000
                                                -------             -------
NET INCREASE (DECREASE) IN
 CASH                                            (2,520)                480

CASH - BEGINNING                                  3,000                  --
                                                -------             -------
CASH - ENDING                                   $   480             $   480
                                                =======             =======








                Read accompanying Notes to Financial Statements.

                              GREENHOLD GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

NOTE 1.           ORGANIZATION

                  Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida and has a fiscal year ending January 31. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.

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

                  Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                              GREENHOLD GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Use of Estimates (Continued)

                  Liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           RELATED PARTY TRANSACTIONS

                  Due to Affiliate

                  Due to affiliate represents a non-interest bearing advance from a company owned by the majority stockholder for operating expenses.

NOTE 4.           CAPITAL STOCK

                  The Company had originally authorized 1,000,000 common shares with a par value of $.01 per share. On December 1, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, and to decrease the par value of the common shares to $.001 per share. As of July 31, 2000, 3,000,000 common shares were issued and outstanding, of which 1,350,000 and 1,650,000 common shares were issued to an officer and a promoter of the Company, respectively.

ITEM 2.  PLAN OF OPERATION

         Greenhold Group, Inc., ("Company"), became a registered public company on April 25, 2000. The Company has no full time employees. Its officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, and reporting-related fees, and does not expect to make any acquisitions of property. The Company's purpose is to acquire an interest in a business desiring to take advantage of the perceived benefit inherent to an Exchange Act registered corporation. The Company's search is not restricted to any specific business, industry, or geographic location. It may participate in a business venture of virtually any kind. This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions.

IDENTIFYING TARGET COMPANIES. The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities considering such matters as:

     -    technical, financial, managerial resources
     -    working capital and other financial requirements
     -    history of operations, if any
     -    prospects for the future
     -    nature of present and expected competition
     -    quality and depth of management
     -    potential for further research, development or exploration
     -    risk factors
     -    growth potential
     -    profit potential

Officers and directors of the Company will meet with management and key personnel of the target entity and will utilize written reports as well as personal investigation to evaluate the above factors. The Company will not acquire or merge with any entity for which audited financial statements cannot be obtained within a reasonable period of time.

BUSINESS COMBINATION. In implementing a structure for a particular business acquisition, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

The Company may obtain funds in one or more private placements to finance the operation of an acquired business opportunity after such time as the Company has successfully consummated such a merger or acquisition.

It is likely that any securities issued in any reorganization will be issued in reliance upon exemption from registration under applicable federal and state securities laws. However, the Company may agree to register all or part of such securities depending upon terms of the transaction. If substantial additional securities are issued and subsequently sold into any trading market, the value of the Company's securities may be diluted.

TERMS OF ACQUISITION/MERGER. The actual terms of an acquisition or merger transaction are unpredictable, but the parties may find it desirable to avoid the creation of a taxable event and structure the transaction in a "tax-free" reorganization under Sections 368 or 351 of the Internal Revenue Code. In such case, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. The remaining 20% or less could be retained by the shareholders of the Company, resulting in significant dilution in their equity.

COMPANY PARTICIPATION. Negotiations with the management of the target company will focus on the percentage of the Company that target company shareholders would acquire in exchange for all their shareholdings in the target company. Any merger or acquisition effected by the Company can be expected to cause significant dilution of the percentage of shares held by the Company's shareholders. The management of the Company will obtain approval of the shareholders via a proxy or information statement.

WRITTEN AGREEMENT. The written agreements executed in consummation of an acquisition or merger will contain, but not be limited to, the following:

     -    representations and warranties by all parties thereto
     -    specifications as to default penalties
     -    terms of closing
     -    conditions to be met prior to closing
     -    conditions to be met after closing
     -    allocation of costs, including legal and accounting fees

Because the Company is subject to all the reporting requirements included in the Exchange Act, it is its affirmative duty to file independent audited financial statements with the Securities and

Exchange Commission as part of its Form 8-K upon consummation of a merger or acquisition. The closing documents will provide that such audited financial statements be available at closing or within ample time to comply with reporting requirements. If such statements are not available or do not conform to representations made by the target candidate, the proposed transaction will be voidable at the discretion of present Company management.

DISCLOSURE TO STOCKHOLDERS. The Company's Board of Directors will provide the Company's shareholders with a proxy or information statement containing complete disclosure documentation concerning a potential business opportunity structure. Such documentation will include financial statements of target entity, and/or assurances of value of the target entity assets.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and its directors.

ITEM 2. CHANGES IN SECURITIES

        There was no change in the Company's securities or in the instruments defining the rights of the holders of such securities during the period covered by this report (quarter ending July 31, 2000). The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         (a)  Exhibits
                (27) Financial Data Schedule (For SEC Use Only)
         (b)  Reports on Form 8-K
               None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREENHOLD GROUP INC.
                                             (Registrant)



Date: September 11, 2000                   By: /s/ Vicki J. Lavache
                                               ---------------------------------
                                               Vicki J. Lavache
                                               President and Chief
                                               Executive Officer