Form 10QSB
period 2000-10-31
GREENHOLD GROUP INC
filed 2000-11-29
CIK 1103121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2000

                             Commission File Number
                                    000-29707

                              GREENHOLD GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                              65-0910697
 ------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


      120 N. U.S. Highway One
            Suite 100
         Tequesta, FL                                                33469
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

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

                            [X] Yes          [ ] No

        As of November 15, 2000 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         October 31, 2000

         Condensed Statement of Operations
         Three months ended October 31, 2000

         Condensed Statement of Cash Flows
         Three months ended October 31, 2000

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              GREENHOLD GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2000
                                   (UNAUDITED)



                         ASSETS

CURRENT ASSETS
 Cash                                                                   $   108
                                                                        =======




                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                       $   459
 Due to affiliate                                                         3,200
                                                                        -------
         Total Current Liabilities                                        3,659
                                                                        -------

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                                  3,000
 Deficit accumulated during the development
  stage                                                                  (6,551)
                                                                        -------
         Total Stockholder's Equity (Deficit)                            (3,551)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
 (DEFICIT)                                                              $   108
                                                                        =======













                Read accompanying Notes to Financial Statements.

                              GREENHOLD GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    PERIOD FROM
                                                                   MARCH 22, 1999
                                 THREE MONTHS     NINE MONTHS       (INCEPTION)
                                   ENDED             ENDED            THROUGH
                                 OCTOBER 31,       OCTOBER 31,       OCTOBER 31,
                                    2000              2000              2000
                                 -----------       -----------     ---------------
REVENUES                         $        --       $        --       $        --

EXPENSES

 General and administrative              609             6,551             6,551
                                 -----------       -----------       -----------

NET (LOSS)                       $      (609)      $    (6,551)      $    (6,551)
                                 ===========       ===========       ===========

(LOSS) PER SHARE                 $        --       $        --       $        --
                                 ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                3,000,000         3,000,000         3,000,000
                                 ===========       ===========       ===========



                Read accompanying Notes to Financial Statements.

                              GREENHOLD GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENTS OF CASH FLOW
                       NINE MONTHS ENDED OCTOBER 31, 2000
                                       AND
         PERIOD FROM MARCH 22, 1999 (INCEPTION) THROUGH OCTOBER 31, 2000
                                   (UNAUDITED)

                                                            PERIOD FROM
                                                           MARCH 22, 1999
                                         NINE MONTHS        (INCEPTION)
                                     ENDED OCTOBER 31,   THROUGH OCTOBER 31,
                                            2000                 2000
                                     -----------------   ------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net (loss)                              $(6,551)            $(6,551)
  Adjustments to reconcile
   net loss to cash used in
   operating activities:
         Increase in accounts
           payable                            459                 459
                                          -------             -------
NET CASH USED IN OPERATING
 ACTIVITIES                                (6,092)             (6,092)
                                          -------             -------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate                                 3,350               3,350
 Repayment of amount due to
  affiliate                                  (150)               (150)
 Proceeds from issuance of
   common stock                                --               3,000
                                          -------             -------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                 3,200               6,200
                                          -------             -------
NET INCREASE (DECREASE) IN
 CASH                                      (2,892)                108

CASH - BEGINNING                            3,000                  --
                                          -------             -------

CASH - ENDING                             $   108             $   108
                                          =======             =======






                Read accompanying Notes to Financial Statements.

                              GREENHOLD GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 1.  ORGANIZATION

         Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida and has a fiscal year ending January 31. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.

         On October 16, 2000, the Company's stockholders transferred their common shares to a private investment banking company. The Company became a wholly-owned subsidiary of the investment banking company.

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

                              GREENHOLD GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.  RELATED PARTY TRANSACTIONS

         DUE TO AFFILIATE

         Due to affiliate represents non-interest bearing advances from a company owned by the majority stockholder for operating expenses. As of October 16, 2000, this affiliate became the sole shareholder of the Company (Note 1).

NOTE 4.  CAPITAL STOCK

         The Company had originally authorized 1,000,000 common shares with a par value of $.01 per share. On December 1, 1999, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000, and to decrease the par value of the common shares to $.001 per share. As of October 31, 2000, 3,000,000 common shares were issued and outstanding.

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

IDENTIFYING TARGET COMPANIES. The Company has tentatively identified an entity that wishes to merge with Greenhold. Officers and directors of the Company are meeting with management and key personnel of the target entity and are evaluating the feasibility of a business combination in accordance with previously developed criteria as listed in the 10-QSB filed for the period ending July 31, 2000.

BUSINESS COMBINATION. Management anticipates the structure for the proposed acquisition will be in the form of a merger with the target company. The target company proposes to purchase a majority of the shares of Greenhold and will therefore assume control of the Company at closing. The Company and the target are in negotiations to finalize an agreement. A closing date (on or before December 21, 2000) has been set. At finalization and closing the Company will file a Form 8-K with the Securities and Exchange Commission within the time period prescribed by the Exchange Act.

WRITTEN AGREEMENT. The written agreements executed in consummation of an acquisition or merger will contain, but not be limited to, the following:

         -representations and warranties by all parties thereto
         -specifications as to default penalties
         -terms of closing
         -conditions to be met prior to closing
         -conditions to be met after closing
         -allocation of costs, including legal and accounting fees

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

         N/A

ITEM 2. CHANGES IN SECURITIES

        N/A

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

                              GREENHOLD GROUP INC.
                              (Registrant)


Date: November 27,2000        By: /s/ Vicki J. Lavache
                                  -----------------------------------------
                                  Vicki J. Lavache
                                  President and Chief
                                  Executive Officer