Form 10KSB40/A
period 2000-12-31
GREENHOLD GROUP INC
filed 2001-04-23
CIK 1103121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29707

                              GREENHOLD GROUP, INC.
                 (Name of small business issuer in its charter)

       Florida                                           65-0910697
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


                         1995 E. Oakland Park Boulevard
                           Oakland Park, Florida 33306
                                 (954) 564-0006
          (Address and telephone number of principal executive offices)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         State issuer's revenues for its most recent fiscal year.  $0

         As of February 28, 2001, there were 8,545,040 shares of common stock outstanding. There were no sales of equity stock to non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

a) Business Development

Greenhold Group, Inc. ("Greenhold") was incorporated in the state of Florida on March 22, 1999 and became a registered public company, qualifying as a "blank check company" on April 23, 2000 following a 10-SB Registration with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. On December 21, 2000 (effective December 31, 2000) Greenhold entered into a voluntary share exchange with w5h, Inc., a Florida corporation. Concurrent with the w5h transaction on December 21, 2000 (effective December 31, 2000), the Company acquired assets and subsidiaries that will aid in establishing its operational network:

     1) Acquired w5h, Inc. in a voluntary share exchange by issuing 1,985,000 shares of common stock to the 29 shareholders of w5h, Inc. in exchange for their combined 4,962,500 million shares of w5h.
     2) Acquired Online Services of Miami, Inc.,("Miami"), a Florida corporation, an existing Point of Presence ("POP") operation, as a wholly-owned subsidiary. This Internet Service Provider ("ISP") locale consists of 300 dial-up subscribers.
     3) Acquired Naples and Port Charlotte POP, Inc.("Naples"), a Florida corporation, an existing POP operation, as a wholly-owned subsidiary. This ISP locale consists of 500 dial-up subscribers.
     4) Purchased 72% of the shares of Online Services USA, Inc. ("OnlineUSA"), a Florida corporation, an existing ISP operation, making OnlineUSA a partially-owned subsidiary (2,000 dial-up subscribers). The Company issued 1,294,040 shares to OnlineUSA shareholders to gain ownership of 72% of the shares of OnlineUSA.
     5) Purchased 72% of the shares of DNT(TECH), Inc. ("DNT"), a Florida corporation, an Internet systems service company, in a stock-for-stock agreement, making DNT a partially-owned subsidiary upon the issue of 96,000 shares of Greenhold common stock.
     6) Acquired Nexgen Productions, Inc. ("Nexgen"),a Florida corporation, an existing Web design and hosting company, as a wholly-owned subsidiary by issue of 300,000 shares of Greenhold common stock to Nexgen shareholders.
     7) Purchased approximately 1800 dial-up subscribers of USSnet, Inc ("USS"), a Florida corporation, an existing ISP operation by paying $100,000 cash and 850,000 shares to USS.

The above transactions are described in Form 8-K and related exhibits as filed on January 6, 2001.

And, subsequently, on January 24, 2001, Greenhold:

     8) By Contract to Purchase Assets, Greenhold purchased dial-up subscribers of Galaxy Online, Inc. ("Galaxy"), a Florida corporation, an ISP operation located in Bonita Springs, Florida. The assets purchased consist of approximately 1700 dial-up subscribers, domains and equipment. The compensation (to be paid March 31, 2001) will be $50 cash and 100 shares of Greenhold common stock for each active dial-up subscriber of Galaxy as of March 31, 2001.
     9) By Subscriber Offer and Lock-up Agreement and Consent, Greenhold purchased the dial-up subscribers of Worldwide Internet, Inc., ("WWI"), a Delaware corporation, consisting of approximately 320

        DSL (Digital Subscriber Line) subscribers. By terms of the Agreement, the Company will issue 800,000 shares of Greenhold common stock and $250,000 to the shareholders of WWI for the DSL subscribers.

The above transactions are described in Form 8-K and related exhibits as filed on January 24, 2001.

b) Business of Issuer

The above-detailed purchases and acquisitions are part of the implementation of Greenhold's plan and objective to offer proprietary and entertainment content to the public over the Internet, thereby becoming a Proprietary Content Provider. Greenhold intends to become a part of the broadband and mass storage revolution using Internet Service Providers as portals for last-mile broadband delivery of its content. A "client" will be a person needing proprietary and entertainment content who will log onto the Company website and with the assistance of Greenhold client search-assistants will be able to search our databases for the information they need. Greenhold will obtain data from the world's largest manufacturers and then will recruit expert-anchors, most often retirees who are familiar with the manufacturers' products. Greenhold's goal is to acquire ISPs, web designers and other related Internet businesses to add value in the form of assets and growth potential to Greenhold.

Operations

Greenhold's plan and objective to become a Proprietary Content Provider dictates that its operations consist primarily of: (1) acquiring the subscriber base, (2) overseeing and coordinating the efforts of its subsidiaries, both present and future (see "Subsidiaries" below), and (3) acquiring the proprietary content in order to offer it to dial-up subscribers by mid-2002.

As a Proprietary Content Provider, Greenhold will rely heavily on its subscriber base. Therefore, management plans to acquire an additional 15,000 dial-up subscribers. It is anticipated that these acquisitions will be completed by October 31, 2001.

Dial-up Subscribers and ISP Service

The acquisition of dial-up and DSL subscribers of uss.net, Galaxy Online, Inc., and Worldwide Internet, Inc. brings the total of (Greenhold) dial-up and DSL subscribers to approximately 6500. Subsidiary Online ServicesUSA will provide ISP services to all dial-up subscribers regardless of geographic location through its specially-developed "virtual ISP". A Sales Access call center has been set up and staffed by Online ServicesUSA at Greenhold providing service in English, Spanish, French, German and Greek. Greenhold expects to have approximately 21,000 dial-up subscribers by the end of this first acquisition phase on or about October 31, 2001.

Subsidiaries

Each subsidiary will provide its own operating capital and may individually borrow commercially for its operating capital needs.

WHOLLY-OWNED SUBSIDIARIES

Online Services of Miami, Inc. ("Miami"). Acquired on December 21, 2000 (effective December 31, 2000). An existing Point of Presence ("POP") operation Internet Service Provider ("ISP") locale consisting of approximately 300 dial-up subscribers.

Naples and Port Charlotte POP, Inc. ("Naples"). Acquired on December 21, 2000 effective December 31, 2000). An existing POP operation, ISP locale, consisting of approximately 500 dial-up subscribers.

Nexgen Productions, Inc. ("Nexgen"). Acquired on December 21, 2000. An existing Web design and hosting company.

PARTIALLY-OWNED SUBSIDIARIES

Online Services USA, Inc. ("OnlineUSA"). Acquired 72% of shares on December 21, 2000 (effective December 31, 2000). An existing ISP with approximately 2,000 dial-up subscribers.

DNT(TECH), Inc. ("DNT"). Acquired 72% of shares on December 21, 2000 (effective December 31, 2000). An internet systems service company.

The Service, Distribution and Sales Tactics

Greenhold intends to provide a unique service by attaining critical mass and sharing it with the public. The idea is that our service becomes a necessary tool. Links to proprietary content owners will drive the client to our site, proving highly beneficial to the content-provider owner. Greenhold's site will be organized by manufacturer portal and stabilized search responses based on who, what, where, why, when and how questions, so an intelligent search can provide the client with information gained by accurate information-targeting in ways not previously possible. Strategic relations with major search engines will provide a direct link to our portals and will comprise the first level of distribution. Additional distribution through the packaging of products, brick-and-mortar sites, and tags with product advertisements by manufacturers will round out the approach.

Advertising and Promotion

In addition to print advertisements in various journals and newspapers, Greenhold plans to mount an aggressive public relations campaign to spread the message of the uniqueness of the Proprietary Content Provider concept and that we have amassed information and tied it to experts who understand the product and information and can assist the general public in gaining access to this content via the Internet.

Employees

The company currently has one full-time employee, the President, and one part-time employee, an executive administrator who is shared with Dana M. Gallup, Esq. During the next twelve months Greenhold will add two executive positions. A Chief Financial Officer will be hired in the last quarter of 2001 and an Acquisitions Officer will be hired in the second quarter of 2001. Early in 2002, as the Proprietary Content is developed, it is expected a staff of about 30 employees will be assembled to begin the program.

Competition

The company faces good strong competition from companies that are also in the process of acquiring dial-up subscribers from smaller ISPs.

However, management believes these companies do not have the expertise to handle technically the next phase of providing Internet access. The company believes that no one has developed, acquired, or understands the concept of the Proprietary Content the company plans to offer as "last-mile" deliverable product.

Government Regulation

The company is not directly regulated by any particular regulation but fully expects there to be regulation developed to manage the Internet by various authorities at all levels of government.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property and does not intend to make any such acquisitions in the near future.

ITEM 3. LEGAL PROCEEDINGS

Greenhold is not subject to any pending litigation, legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for the shares of the Company nor is there any assurance that a regular trading market will develop for the shares, or that, if developed, any such market will be sustained. The Company anticipates that trading of the shares will be conducted through what is customarily known as the National Quotation Bureau's Over-the-Counter Electronic Bulletin Board (the "Bulletin Board"). Any market for the shares that may result will likely be less well developed than if the shares were traded on NASDAQ or on an exchange.

As of February 28, 2001 there are 8,545,040 shares of common stock outstanding held by 45 shareholders. All shares issued to date, including those issued from acquisitions, are subject to a Pool and Lock-Up Agreement whereby no shares may be sold during the first 12 months, which period commenced December 21, 2000, after which the shares are subject to a pooling agreement whereby sale of shares is restricted to 5% of the shares so issued per month.

The Company is in the process of preparing a Form SB-2 Registration Statement for filing with the Securities and Exchange Commission to register an offering of 1,000,000 shares of common stock. It is anticipated the filing will be submitted in April 2001. Upon completion of this Offering, Greenhold will have 9,545,040 shares of common stock outstanding. All shares sold in this offering will be freely transferable without restriction or further registration under the Securities Act of 1933, as amended. However, any share purchased by an affiliate (in general, a person who is in a control relationship with Greenhold), will be subject to the limitations of Rule 144 promulgated under the Securities Act.

ITEM 6. PLAN OF OPERATION

The company intends to file a Form SB-2 Registration Statement with the Securities and Exchange Commission to register an offering of 1,000,000 shares of common stock at $1.00 a share. It is anticipated the filing will be submitted in April 2001. The Company intends to use the proceeds of the offering to carry out its operations and to make additional acquisitions of subscribers. The Company will allocate approximately 79% of the proceeds to acquisitions, 20% to day-to-day operations, and 1% for offering costs. At completion of the offering the Company anticipates it will have sufficient funds to operate for the next twelve months.

The issuer does not intend to participate in any product research and development, make any purchase or sale of plant or equipment, and expects no significant changes in the number of employees in the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

The financial statements that constitute Item 7 follow the text of this report. An index to the financial statements appears in Item 13(a) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of Greenhold serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Greenhold are:

Name                      Age               Position
----                      ---               --------

John D. Harris             60               President, Director

Lydia V. Diaz              37               Vice President

John D. Harris, who was the President and CEO of w5h, Inc. (the merged company) has a long-standing background in the computer industry dating back to the 1960s. Mr. Harris owned and operated a software development company from 1980 to 1990. Between 1990 and 1995 Mr. Harris owned and operated the John D. Harris Building Corp., and in 1996 began negotiations to acquire Top Level Domains. In 1998 John Harris founded and commenced serving as President of two internet companies, Domain Name Trust, Inc. and DNT(KY), Inc., which acquired registration and marketing rights for the Top Level Domains ".md" and ".ky," respectively. Both Domain Name Trust, Inc. and DNT(KY), Inc. were recently sold at significant gains to investors therein.

Lydia V. Diaz, formerly Vice-President of Marketing and Public Relations at w5h, Inc., has retained the same title and position within Greenhold Group, Inc. (part-time). Ms. Diaz has been in the marketing arena for the past decade holding positions as Controller at Fahlgren Benito, Executive Vice President at Meyer and Associates, and as General Manager at Moore, Epstein, Moore. Ms. Diaz recently graduated with a Master's degree in Business Administration from Nova Southeastern University, and holds a Bachelor's degree in Business Administration from Florida Atlantic University.

ITEM 10. EXECUTIVE COMPENSATION

Greenhold's president and a part-time executive administrator are the only two paid employees. At December 31, 2000 no compensation had been paid to officers, directors or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) The following table sets forth information as of February 28, 2001 with respect to the beneficial ownership of shares of Common Stock by each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock.

                                               Shares
                                               Beneficially          Percent
Name and Address of Beneficial Owner           Owned                 of Class
------------------------------------           ------------          --------

John D. Harris
1995 E. Oakland Park Boulevard                  1,538,124              18%
Suite 350
Ft. Lauderdale, FL  33306

Dana M. Gallup
1995 E. Oakland Park Boulevard                  1,355,578              16%
Suite 350
Ft. Lauderdale, FL  33306

George Papapostolou
1342 Colonial Blvd., Suite 17                     912,851              11%
Fort Myers, FL  33907

Ray Bolouri
7918 Jones Branch Drive                           500,000               6%
Suite 600
McLean, VA  22012

Uss.net, Inc.
7918 Jones Branch Drive                           850,000              10%
Suite 600
McLean, VA  22012


b) The following table sets forth information as of February 28, 2001 with respect to the beneficial ownership of shares of common stock by all directors and executive officers, individually and as a group.

                                               Shares
                                               Beneficially          Percent
Name and Address of Beneficial Owner           Owned                 of Class
------------------------------------           ------------          --------

John D. Harris
1995 E. Oakland Park Boulevard                  1,538,124              18%
Suite 350
Ft. Lauderdale, FL  33306

Officers and Directors                          1,538,124              18%
As A Group

Unless otherwise noted, the persons named in the tables have sole voting and investment power with respect to all Shares beneficially owned by them. No person named in the tables is acting as nominee for any persons or is otherwise under the control of any person or group of persons. Table is based on current outstanding shares of 8,545,000. Percentages have been rounded to the nearest whole number.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock payments for acquisitions, etc. affecting beneficial shareholders listed above are detailed in the tables below.


                                         COMPANY ACQUIRED

Greenhold Shares        Online USA,      Online Services     Naples/Port
Issued to                  Inc.          of Miami, Inc.      Charlotte Pop, Inc.
---------               -----------      ---------------     -------------------

John D. Harris            266,900            100,000               100,000
Dana M. Gallup            239,998
George Papapostolou        47,762            100,000               100,000



                                         COMPANY ACQUIRED

Greenhold Shares         DNT(TECH),          Uss.net,
Issued to                  Inc.                Inc.            W5h, Inc.
---------                ----------          --------          ---------

John D. Harris            40,000
Dana M. Gallup            36,000                               75,000
George Papapostolou        2,000                              100,000
Uss.net, Inc.                                850,000
Ray Bolouri                                  500,000



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements - December 31, 2000

         Table of Contents                                     i
         Report of Independent Public Accountant              F-1
         Balance Sheet                                        F-2
         Statement of Operations                              F-3
         Statement of Changes in Stockholders' Equity         F-4
         Statements of Cash Flows                             F-5
         Notes to Financial Statements                        F-6

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GREENHOLD GROUP, INC.

                                            By: /s/ John D. Harris
                                                --------------------------------
                                                John D. Harris
                                                President

April 20, 2001

                      GREENHOLD GROUP, INC. & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                      GREENHOLD GROUP, INC. & SUBSIDIARIES

                                    CONTENTS

                                                                         Page
                                                                         ----

Independent Auditor's Report                                             F-1

Financial Statements:

 Consolidated Balance Sheet                                              F-2

 Consolidated Statement of Operations                                    F-3

 Consolidated Statement of Changes in
  Stockholders' Equity                                                   F-4

 Consolidated Statement of Cash Flows                                 F-5 - 6

 Notes to Consolidated Financial Statements                           F-7 - 14

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Greenhold Group, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Greenhold Group, Inc. & Subsidiaries, as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenhold Group, Inc. & Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                               /s/ Earl M. Cohen C.P.A., P.A.


February 21, 2001
Boca Raton, Florida

                       GREENHOLD GROUP, INC & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS
 Cash                                                          $   62,159
 Accounts receivable                                               21,171
 Deposits                                                          10,100
 Other current assets                                              15,253
                                                               ----------

         Total Current Assets                                     108,683
                                                               ----------

PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                            209,374
                                                               ----------

OTHER ASSETS
 Subscriber lists                                               2,415,588
 Goodwill                                                         221,242
                                                               ----------

         Total Other Assets                                     2,636,830
                                                               ----------

TOTAL ASSETS                                                   $2,954,887
                                                               ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                         $  136,369
 Deferred revenue                                                  32,572
 Note payable                                                      50,000
 Notes payable - stockholders                                     112,150
                                                               ----------

     Total Current Liabilities                                    331,091

MINORITY INTEREST                                                  19,520

COMMITMENTS

STOCKHOLDERS' EQUITY                                            2,604,276
                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                        $2,954,887
                                                               ==========




                Read accompanying Notes to Financial Statements.

                       GREENHOLD GROUP, INC & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000







REVENUES                                               $       --

EXPENSES
 General and administrative                               436,559
                                                       ----------

NET LOSS                                               $ (436,559)
                                                       ==========

LOSS PER SHARE                                         $     (.22)
                                                       ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                            2,012,534
                                                       ==========





                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2000


                                                                       Accumulated
                                  Common Stock                           Deficit
                                -----------------        Additional     During the
                                 # of        Par          Paid-in      Development
                                Shares      Value         Capital         Stage          Total
                                ------      -----         -------         -----          -----
Common shares issued for
 cash, net of stock issuance
 costs of $12,374              2,305,000   $2,305       $  486,871     $      --      $  489,176

Common shares issued upon
 purchase acquisitions         5,390,040    5,390        1,742,610            --       1,748,000

Common shares issued upon
 purchase of subscriber
 list                            850,000      850          799,150            --         800,000

Reclassification of amount
 due to stockholder to
 additional paid-in capital           --       --            3,659            --           3,659

Net (loss) during year                --       --               --      (436,559)       (436,559)
                               ---------   ------       ----------     ---------      ----------

Balance - December 31, 2000    8,545,040   $8,545       $3,032,290     $(436,559)     $2,604,276
                               =========   ======       ==========     =========      ==========




                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                           $(436,559)
 Adjustments to reconcile net loss to
 net cash (used in) operating activities:
   Depreciation and amortization                                            271
   Changes in assets and liabilities net of
    effects from purchase acquisitions:
   (Increase)in deposit                                                 (10,000)
    Increase in accounts payable                                         11,993
                                                                      ---------

NET CASH (USED IN) OPERATING ACTIVITIES                                (434,295)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture and equipment                                     (5,214)
 Cash acquired from acquisitions                                         13,233
 Increase in amount due from related parties                           (114,100)
                                                                      ---------

NET CASH (USED IN) INVESTING ACTIVITIES                                (106,081)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                             489,176
 Increase in amount due to related parties                               13,359
 Increase in notes payable - stockholder                                100,000
                                                                      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               602,535
                                                                      ---------

CASH - DECEMBER 31, 2000                                              $  62,159
                                                                      =========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 On December 21, 2000 effective December 31, 2000, the Company acquired 72% of the outstanding common shares of On Line Services U.S.A., Inc., an Internet service provider by issuing 1,294,040 common shares for a value of $1,000,000.

 On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of Naples and Port Charlotte Pop, Inc., an Internet service provider by issuing 500,000 common shares for a value of $250,000.

                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                          YEAR ENDED DECEMBER 31, 2000


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):

 On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of On Line Services of Miami, Inc., an Internet service provider by issuing 200,000 common shares for a value of $150,000.

 On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of Nexgen Productions, Inc., a website development and web hosting company by issuing 300,000 common shares for a value of $225,000.

 On December 21, 2000 effective December 31, 2000, the Company acquired 72% of the outstanding common shares of DNT (Tech), Inc., an Internet service company by issuing 96,000 common shares for a value of $120,000.

 On December 21, 2000 effective December 31, 2000, the Company purchased the subscriber list of an Internet service provider by issuing 850,000 common shares and a note payable for $100,000 for a total value of $900,000.

 An amount due to stockholder of $3,659 was reclassified to additional paid-in capital.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1.           ORGANIZATION

                  Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. The company was originally a "shell" company, the purpose of which was to seek and consummate a merger or acquisition. With the acquisitions referred to in Note 3, the Company ceased to be a development stage company and now operates as an Internet service provider with subscribers mainly in Southeast and Southwest Florida, and Illinois. The Company extends credit to some of its customers. The Company's headquarters is in Oakland Park, Florida.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Naples and Port Charlotte Pop, Inc., On Line Services of Miami, Inc., Nexgen Productions, Inc. and DNT (Tech), Inc. from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

                  REVENUE RECOGNITION

                  Subscriber and other fees are recognized over the period services are provided. Deferred revenue represents monthly, quarterly, half-yearly, annual and three-year subscriber fees billed in advance. Revenue from web hosting services are recognized when the service is provided and revenue from website development and design services are recognized when completed.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  PROPERTY, FURNITURE AND EQUIPMENT

                  Property, furniture and equipment is recorded at cost. Expenditures for major betterments and additions are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets, are expensed.

                  Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

                       Furniture and fixtures                   7 years
                       Computer equipment                  3 to 7 years

                  INTANGIBLE ASSETS

                  Intangible assets are recorded at cost. Amortization is computed by the straight-line method over the estimated useful lives of the assets as follows:

                       Subscriber lists                         3 years
                       Goodwill                                 3 years

                  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the net future cash flows expected to be generated from the asset. No impairments were recognized in 2000.

                  INCOME TAXES

                  Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INCOME (LOSS) PER SHARE

                  Income (loss) per share is computed by dividing net income
                  (loss) for the period by the weighted average number of shares outstanding.

                  STATEMENT OF CASH FLOWS

                  For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

NOTE 3.           ACQUISITIONS

                  On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of W5h, Inc., a development stage company. For accounting purposes, the acquisition has been treated as a public shell merger. W5h, Inc. is deemed to be the acquirer and to have issued common stock for the net monetary assets of Greenhold Group, Inc. (the public shell) followed by a recapitalization of W5h, Inc. W5h, Inc. had no operations prior to January 1, 2000.

                  BUSINESS ACQUISITIONS

                  On December 21, 2000 effective December 31, 2000, the Company acquired 72% of the outstanding common shares of On Line Services U.S.A., Inc., an Internet service

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3.           ACQUISITIONS (CONTINUED)

                  BUSINESS ACQUISITIONS

                  provider by issuing 1,294,040 common shares for a value of $1,000,000. Subscriber list of $1,014,712 was recorded in this transaction and is being amortized over three years using the straight line method.

                  On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of Naples and Port Charlotte Pop, Inc., an Internet service provider by issuing 500,000 common shares for a value of $250,000. Subscriber list of $264,538 was recorded in this transaction and is being amortized over three years using the straight line method.

                  On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of On Line Services of Miami, Inc., an Internet service provider by issuing 200,000 common shares for a value of $150,000. Subscriber list of $236,338 was recorded in this transaction and is being amortized over three years using the straight line method.

                  On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of Nexgen Productions, Inc., a website development and web hosting company by issuing 300,000 common shares for a value of $225,000. Goodwill of $221,242 was recorded in this transaction and is being amortized over three years using the straight line method.

                  On December 21, 2000 effective December 31, 2000, the Company acquired 72% of the outstanding common shares of DNT (Tech), Inc., an Internet service company by issuing 96,000 common shares for a value of $120,000. The excess of the purchase price over the fair value of net assets acquired was allocated to computer and office equipment in the amount of $69,805.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3.           ACQUISITIONS (CONTINUED)

                  The following summarizes the fair value of the assets acquired and liabilities assumed:

                           Cash                                   $  10,233
                           Accounts receivable                       20,871
                           Other current assets                      15,353
                           Due from affiliates                       25,600
                           Property and equipment                   134,626
                           Accounts payable/accrued expenses        (74,361)
                           Deferred revenue                         (32,572)
                           Due to officer                           (12,150)
                           Due to affiliates                       (129,715)
                                                                  ---------

                           Net Assets                             $ (42,115)
                                                                  =========


                  SUBSCRIBER LIST

                  On December 21, 2000 effective December 31, 2000, the Company purchased the subscriber list of an Internet service provider by issuing 850,000 common shares and a note payable for $100,000 for a total value of $900,000. The subscriber list is being amortized over three years using the straight-line method.

NOTE 4.           PROPERTY AND EQUIPMENT

                  Property and equipment as of December 31, 2000 is as follows:

                     Furniture and equipment                      $ 25,900
                     Computer equipment                            183,745
                                                                  --------
                                                                   209,645
                     Accumulated depreciation                         (271)
                                                                  --------

                     Total                                        $209,374
                                                                  ========

                  Depreciation expense for the year ended December 31, 2000 was $271.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5.           NOTE PAYABLE

                  Note payable consists of the amount due to the Internet service provider for the purchase of a subscriber list referred to in Note 3. The note is non-interest bearing and was paid on January 19, 2001.

NOTE 6.           NOTES PAYABLE - STOCKHOLDERS

                  Notes payable - stockholders consist of unsecured notes bearing interest at 18% per annum for working capital purposes. The advances are due within 60 days of the date of the advance but are automatically renewable. Subsequent to December 31, 2000, additional advances of $110,000 were made.

NOTE 7.           INCOME TAXES

                  As of December 31, 2000, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                           Start-up expenditures                $164,300
                           Less: Valuation allowance            (164,300)
                                                                --------

                           Net deferred income tax asset        $     --
                                                                ========


                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                    Tax (benefit) at federal statutory rate     (34.00)%
                    State tax (benefit), net of federal
                      benefit                                    (3.63)
                    Valuation allowance                          37.63
                                                                ------

                    Tax provision (benefit)                      00.00%
                                                                ======

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 8.           CAPITAL STOCK

                  The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2000, 8,545,040 common shares were issued and outstanding.

NOTE 9.           COMMITMENTS

                  The Company leases its Ft.Lauderdale and Ft. Myers, Florida office facilities under operating leases expiring through December 31, 2005. The Ft. Lauderdale lease provides for monthly rental payments of $2,695 including sales tax. The rental payments are subject to 5% increases each lease year. The Ft. Myers lease provides for monthly base rent of $1,140 plus sales tax and its share of building operating expenses.

                  The Company also leases computer equipment under a noncancelable lease expiring November 2003.

                  Future minimum lease payments due under these leases for the years ending subsequent to December 31, 2000 are as follows:

                         December 31,                       Amount
                         ------------                       ------

                            2001                           $ 63,698
                            2002                             47,642
                            2003                             48,426
                            2004                             39,314
                            2005                             43,344
                                                           --------

                          Total                            $242,424
                                                           ========

                  Rent expense for the year ended December 31, 2000 was $24,977.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 10.          SUBSEQUENT EVENTS

                  On January 1, 2001, the Company purchased furniture and computer equipment from a stockholder for $20,000. The Company issued a note, payable in 36 monthly installments of $664 including interest at 12%.

                  On January 24, 2001, the Company purchased the subscriber list of an Internet service provider for approximately $960,000 by issuing 800,000 common shares ($.89 per share) with the balance of $250,000 payable in cash by March 31, 2001. The purchase price price may be adjusted depending upon the actual number of subscribers as of February 15, 2001. In conjunction with this transaction, the Company purchased computer equipment for $9,300.

                  On January 24, 2001 effective March 31, 2001, the Company purchased the subscriber list of an Internet service provider for $150 per subscriber in a transaction valued at approximately $255,000. The purchase price may be adjusted depending upon the actual number of subscribers as of March 30, 2001. The purchase price is payable $50 cash and the issuance of 100 common shares per subscriber ($1.00 per share).