Form 10KSB40/A
period 2000-12-31
GREENHOLD GROUP INC
filed 2001-05-02
CIK 1103121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                AMENDMENT NO. 2

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

                                            GREENHOLD GROUP, INC.

                                            By: /s/ John D. Harris
                                                --------------------------------
                                                John D. Harris
                                                President

May 1, 2001

                      GREENHOLD GROUP, INC. & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                      GREENHOLD GROUP, INC. & SUBSIDIARIES

                                    CONTENTS

                                                                         PAGE
                                                                         ----

Independent Auditor's Report ....................................        F-1

Financial Statements:

 Consolidated Balance Sheet .....................................        F-2

 Consolidated Statements of Operations ..........................        F-3

 Consolidated Statements of Changes in
  Stockholders' Equity ..........................................        F-4

 Consolidated Statements of Cash Flows ..........................     F-5 - F-6

 Notes to Consolidated Financial Statements .....................     F-7 - F-15

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Greenhold Group, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Greenhold Group, Inc. & Subsidiaries, as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the eleven months then ended, year ended January 31, 2000 and for the period from March 22, 1999 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenhold Group, Inc. & Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the eleven months then ended, year ended January 31, 2000 and for the period from March 22, 1999 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Earl M. Cohen, C.P.A., P.A.



February 21, 2001
Boca Raton, Florida

                       GREENHOLD GROUP, INC & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000



                                     ASSETS

CURRENT ASSETS
 Cash                                                            $   62,975
 Accounts receivable                                                 21,171
 Deposits                                                            10,100
 Other current assets                                                15,253
                                                                 ----------
         Total Current Assets                                       109,499
                                                                 ----------

PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                              119,606
                                                                 ----------

OTHER ASSETS
 Subscriber lists                                                 2,482,908
 Goodwill                                                         1,650,259
                                                                 ----------
         Total Other Assets                                       4,133,167
                                                                 ----------
TOTAL ASSETS                                                     $4,362,272
                                                                 ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $  138,294
 Deferred revenue                                                    32,572
 Note payable                                                        50,000
 Notes payable - stockholders                                       112,150
                                                                 ----------
     Total Current Liabilities                                      333,016

MINORITY INTEREST                                                    43,963

COMMITMENTS

STOCKHOLDERS' EQUITY                                              3,985,293
                                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                          $4,362,272
                                                                 ==========




                Read accompanying Notes to Financial Statements.

                       GREENHOLD GROUP, INC & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       ELEVEN MONTHS ENDED DECEMBER 31, 2000, YEAR ENDED JANUARY 31, 2000
                                       AND
        PERIOD FROM MARCH 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000





                                                                           PERIOD FROM
                                                                         MARCH 22, 1999
                                       ELEVEN                              (INCEPTION)
                                    MONTHS ENDED        YEAR ENDED           THROUGH
                                     DECEMBER 31,       JANUARY 31,        DECEMBER 31,
                                        2000               2000                2000
                                    -----------          ---------         -----------
REVENUES                            $        --          $      --         $        --

EXPENSES
 General and administrative              12,416                 --              12,416
                                    -----------          ---------         -----------

NET LOSS                            $   (12,416)         $      --         $   (12,416)
                                    ===========          =========         ===========

LOSS PER SHARE                      $        --          $      --
                                    ===========          =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                    3,151,919          3,000,000
                                    ===========          =========







                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM MARCH 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000



                                                                                    ACCUMULATED
                                         COMMON STOCK                                DEFICIT
                                  ----------------------------      ADDITIONAL      DURING THE
                                     # OF              PAR            PAID-IN      DEVELOPMENT
                                    SHARES            VALUE           CAPITAL          STAGE              TOTAL
                                  -----------      -----------      -----------      -----------       -----------

January 31, 2000 - common
 shares issued for cash             3,000,000      $     3,000      $        --      $        --       $     3,000

Net income (loss) during
 period                                    --               --               --               --                --
                                  -----------      -----------      -----------      -----------       -----------

Balance - January 31, 2000          3,000,000            3,000               --               --             3,000

December 21, 2000 - common
 shares issued upon purchase
 acquisitions                       4,675,040            4,675        3,181,375               --         3,186,050

December 21, 2000 - common
 shares issued upon purchase
 of subscriber list                   850,000              850          799,150               --           800,000

December 28, 2000 - common
 shares issued for cash                20,000               20            4,980               --             5,000

Reclassification of amount
 due to stockholder to
 additional paid-in capital                --               --            3,659               --             3,659

Net (loss) during period                   --               --               --          (12,416)          (12,416)
                                  -----------      -----------      -----------      -----------       -----------

Balance - December 31, 2000         8,545,040      $     8,545      $ 3,989,164      $   (12,416)      $ 3,985,293
                                  ===========      ===========      ===========      ===========       ===========


                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       ELEVEN MONTHS ENDED DECEMBER 31, 2000, YEAR ENDED JANUARY 31, 2000
                                       AND
        PERIOD FROM MARCH 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000


                                                                                         PERIOD FROM
                                                                                       MARCH 22, 1999
                                                        ELEVEN                           (INCEPTION)
                                                     MONTHS ENDED      YEAR ENDED          THROUGH
                                                      DECEMBER 31,     JANUARY 31,       DECEMBER 31,
                                                         2000              2000             2000
                                                     -------------     -----------     ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss)                                            $(12,416)         $     --         $(12,416)
 Adjustments to reconcile
  net loss to net cash (used in)
  operating activities:
   Changes in assets and liabilities
    net of effects from purchase acquisitions:
    Increase in accounts
     payable                                              5,865                --            5,865
                                                       --------          --------         --------
NET CASH (USED IN) OPERATING
 ACTIVITIES                                              (6,551)               --           (6,551)
                                                       --------          --------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Cash acquired from acquisitions                         47,867                --           47,867
                                                       --------          --------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance of common
  stock                                                   5,000             3,000            8,000
 Increase in amount due to related
  parties                                                13,659                --           13,659
                                                       --------          --------         --------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                              18,659             3,000           21,659
                                                       --------          --------         --------
NET INCREASE IN CASH                                     59,975             3,000           62,975

CASH - BEGINNING                                          3,000                --               --
                                                       --------          --------         --------
CASH - ENDING                                          $ 62,975          $  3,000         $ 62,975
                                                       ========          ========         ========



                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       ELEVEN MONTHS ENDED DECEMBER 31, 2000, YEAR ENDED JANUARY 31, 2000
                                       AND
        PERIOD FROM MARCH 22, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

On December 21, 2000 effective December 31, 2000, the Company acquired all of the outstanding common shares of W5h, Inc., a development stage company, engaged to construct a proprietary information database on the Internet by issuing 1,985,000 common shares for a value of $1,488,750.

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

On December 21, 2000 effective December 31, 2000, the Company acquired 72% of the outstanding common shares of DNT (Tech), Inc., an Internet systems service company by issuing 96,000 common shares for a value of $72,000.

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

                  The Company changed its fiscal year-end from January 31 to December 31.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, W5h, Inc., On Line Services U.S.A., Inc., Naples and Port Charlotte Pop, Inc., On Line Services of Miami, Inc., Nexgen Productions, Inc. and DNT (Tech), Inc. from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3.           ACQUISITIONS

                  BUSINESS ACQUISITIONS

                  On December 21, 2000 effective December 31, 2000, the Company acquired all the outstanding common shares of W5h, Inc., a development stage company, engaged to construct a proprietary information database on the Internet by issuing 1,985,000 common shares for a value of $1,488,750. Goodwill of $1,429,017 was recorded in this transaction and is being amortized over three years using the straight line method.

                  On December 21, 2000 effective December 31, 2000, the Company acquired 72% of the outstanding common shares of On Line Services U.S.A., Inc., an Internet service

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3.           ACQUISITIONS (CONTINUED)

                  BUSINESS ACQUISITIONS

                  provider by issuing 1,294,040 common shares for a value of $1,000,000. Subscriber list of $1,082,032 was recorded in this transaction and is being amortized over three years using the straight line method.

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

                  On December 21, 2000 effective December 31, 2000, the Company acquired 72% of the outstanding common shares of DNT (Tech), Inc., an Internet systems service company by issuing 96,000 common shares for a value of $72,000. The transaction resulted in an excess of fair value of net assets acquired over the purchase price in the amount of $41,049. This excess was allocated as a reduction to computer and office equipment.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3.           ACQUISITIONS (CONTINUED)

                  The following summarizes the fair value of the assets acquired and liabilities assumed:

                      Cash                                 $  47,867
                      Accounts receivable                     20,871
                      Other current assets                    15,253
                      Due from affiliates                    207,020
                      Deposits                                10,100
                      Property and equipment                 160,655
                      Accounts payable/accrued expenses      (82,414)
                      Deferred revenue                       (32,572)
                      Due to officer                        (112,150)
                      Due to affiliates                     (197,035)
                                                           ---------
                           Net Assets                      $  37,595
                                                           =========


                  The following pro forma consolidated financial information gives effect to the acquisition as if it had occurred at the beginning of the respective periods presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                                                  PERIOD FROM
                                                                MARCH 22, 1999
                                                                 (INCEPTION)
                                             ELEVEN MONTHS         THROUGH
                                           ENDED DECEMBER 31,    DECEMBER 31,
                                                  2000                2000
                                           ------------------   --------------

                  Revenues                     $   647,956         $   282,209
                                               ===========         ===========
                  Net income (loss)            $(1,784,152)        $(1,067,173)
                                               ===========         ===========
                  Loss per share               $      (.21)        $      (.13)
                                               ===========         ===========
                  Weighted average
                    shares outstanding           8,525,000           8,525,000
                                               ===========         ===========

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

NOTE 4.           PROPERTY AND EQUIPMENT

                  Property and equipment as of December 31, 2000 was as follows:

                      Furniture and equipment          $ 15,796
                      Computer equipment                103,810
                                                       --------
                                                        119,606

                      Accumulated depreciation               --
                                                       --------

                      Total                            $119,606
                                                       ========

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

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 7.           INCOME TAXES

                  As of December 31, 2000, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                      Start-up expenditures                 $ 2,400
                      Less: Valuation allowance              (2,400)
                                                            -------

                      Net deferred income tax asset         $    --
                                                            =======


                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                      Tax (benefit) at federal statutory rate        (15.00)%
                      State tax (benefit), net of federal
                        benefit                                       (4.68)
                      Valuation allowance                             19.68
                                                                      -----
                      Tax provision (benefit)                         00.00%
                                                                      =====

NOTE 8.           CAPITAL STOCK

                  The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2000, 8,545,040 common shares were issued and outstanding.

NOTE 9.           COMMITMENTS

                  The Company leases its Ft. Lauderdale and Ft. Myers, Florida office facilities under operating leases expiring through December 31, 2005. The Ft. Lauderdale lease provides for monthly rental payments of $2,695 including sales tax. The rental payments are subject to 5% increases each lease year. The Ft. Myers lease provides for monthly base rent of $1,140 plus sales tax and its share of building operating expenses.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9.           COMMITMENTS (CONTINUED)

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

                  On January 24, 2001 effective March 31, 2001, the Company purchased the subscriber list of an Internet service provider for $150 per subscriber in a transaction valued

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 10.          SUBSEQUENT EVENTS (CONTINUED)

                  at approximately $255,000. The purchase price may be adjusted depending upon the actual number of subscribers as of March 30, 2001. The purchase price is payable $50 cash and the issuance of 100 common shares per subscriber ($1.00 per share).