Form 10QSB
period 2001-03-31
GREENHOLD GROUP INC
filed 2001-05-14
CIK 1103121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                             Commission File Number
                                    000-29707

                              GREENHOLD GROUP, INC.
                 (Name of Small Business Issuer in its charter)

             FLORIDA                                            65-0910697
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         1995 E. Oakland Park Boulevard                           33306
         Oakland Park, FL                                       (Zip Code)
(Address of principal executive offices)

                    Issuer's telephone number: (954) 564-0006
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes  [ ] No

          As of April 30, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

                                                                 Page
                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         March 31, 2001                                           3

         Condensed Statement of Operations
         Three months ended March 31, 2001                        4

         Condensed Statement of Cash Flows
         Three months ended March 31, 2001                        5

         Notes to Financial Statements                            7

Item 2.  Management's Plan of Operation                          10

PART II. OTHER INFORMATION

Items 1-6. N/A                                                   10

                       GREENHOLD GROUP, INC & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
 Cash                                                               $   42,724
 Accounts receivable                                                    29,902
 Deposits                                                               10,100
 Other current assets                                                   16,940
                                                                    ----------
         Total Current Assets                                           99,666
                                                                    ----------
PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                                 150,234
                                                                    ----------
OTHER ASSETS
 Subscriber lists - Net                                              2,284,693
 Goodwill - Net                                                      1,512,737
                                                                    ----------
         Total Other Assets                                          3,797,430
                                                                    ----------

TOTAL ASSETS                                                        $4,047,330
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of note payable                                         5,948
 Accounts payable and accrued expenses                                 196,577
 Deferred revenue                                                       20,355
 Notes payable - stockholders                                          282,750
                                                                    ----------
     Total Current Liabilities                                         505,630

NOTE PAYABLE, LESS CURRENT PORTION                                      13,588
                                                                    ----------
         TOTAL LIABILITIES                                             519,218
                                                                    ----------

MINORITY INTEREST                                                       44,500
                                                                    ----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 50,000,000
  shares authorized, 8,545,040 shares issued
  and outstanding                                                        8,545
 Additional paid-in capital                                          3,989,164
 Deficit                                                              (514,097)
                                                                    ----------
         TOTAL STOCKHOLDERS' EQUITY                                  3,483,612
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $4,047,330
                                                                    ==========



                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                                                2001                   2000
                                            -----------             -----------

REVENUES                                    $   268,807             $        --

COST OF REVENUES                                 89,803                      --
                                            -----------             -----------

GROSS PROFIT                                    179,004                      --
                                            -----------             -----------

EXPENSES

 General and administrative                     313,043                   3,520
 Depreciation and amortization                  358,020
 Interest expense                                 9,085                      --
 Minority interest in net income                    537                      --
                                            -----------             -----------

         Total Expenses                         680,685                   3,520
                                            -----------             -----------

NET (LOSS)                                  $  (501,681)            $    (3,520)
                                            ===========             ===========

(LOSS) PER SHARE                            $      (.06)            $        --
                                            ===========             ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                           8,545,040               3,000,000
                                            ===========             ===========







                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                  2001               2000
                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                   $(501,681)          $  (3,520)
  Adjustments to reconcile net
  loss to net cash (used in)
  operating activities:
    Depreciation and amortization                358,020                  --
    Minority interest in net income                  537                  --
    (Increase) decrease in:
     Accounts receivable                          (8,731)                 --
     Other current assets                         (1,687)                 --
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                    58,283                  --
     Deferred revenue                            (12,217)                 --
                                               ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES           (107,476)             (3,520)
                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in subscriber list                      (9,483)                 --
 Purchase of furniture and equipment             (23,428)                 --
                                               ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES            (32,911)                 --
                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable -
  stockholders                                   170,600                  --
 Repayment of notes payable                      (50,464)                 --
 Increase in amount due to affiliate                  --               1,000
 Proceeds from issuance of
   common stock                                       --               3,000
                                               ---------           ---------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      120,136               4,000
                                               ---------           ---------

NET (DECREASE) INCREASE IN CASH                  (20,251)                480

CASH - BEGINNING                                  62,975                  --
                                               ---------           ---------

CASH - ENDING                                  $  42,724           $     480
                                               =========           =========




                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                                                          2001            2000
                                                         -------          ----

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                              $   200          $ --
                                                         =======          ====

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Note payable incurred upon
 purchase of furniture and
 equipment                                               $20,000          $ --
                                                         =======          ====



                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1.           ORGANIZATION

                  Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. The company operates as an Internet service provider with subscribers mainly in Southeast and Southwest Florida, and Illinois. The Company extends credit to some of its customers. The Company's headquarters is in Oakland Park, Florida.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the eleven month period ended December 31, 2000, included in the Company's Form 10K-SB as filed with the SEC.

                  PRINCIPLES OF CONSOLIDATION

                  These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, W5h, Inc., On Line Services U.S.A., Inc., Naples and Port Charlotte Pop, Inc., On Line Services of Miami, Inc., Nexgen Productions, Inc. and DNT (Tech), Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  LOSS PER SHARE

                  Loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding.

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

NOTE 3.           ACQUISITIONS

                  On December 21, 2000, effective December 31, 2000, the Company acquired all the outstanding common shares of W5h, Inc., Naples and Port Charlotte Pop, Inc., On Line Services of Miami, Inc. and Nexgen Productions, Inc. and 72% of the outstanding common shares of On Line Services U.S.A., Inc., and DNT (Tech), Inc.

                  The following pro forma consolidated financial information gives effect to the acquisition as if it had occurred at the beginning of the respective periods presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                                                 Three Months
                                                                Ended March 31,
                                                                     2000
                                                                ---------------

                  Revenues                                         $ 161,989
                                                                   =========
                  Net (loss)                                       $(217,558)
                                                                   =========
                  Loss per share                                   $    (.03)
                                                                   =========
                  Weighted average shares outstanding              8,525,040
                                                                   =========

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3.           RELATED PARTY TRANSACTIONS

                  NOTE PAYABLE

                  The note payable was issued to a stockholder in payment of furniture and equipment purchased and is repayable in 36 monthly installments of $664 including interest at 12%. The note is secured by furniture and equipment.

                  NOTES PAYABLE - STOCKHOLDERS

                  Notes payable - stockholders consist of unsecured notes bearing interest at 18% per annum for working capital purposes. The advances are due within 60 days of the date of the advance but are automatically renewable. Interest of $8,885 has been accrued and is included in accounts payable and accrued expenses.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

         Greenhold Group, Inc., ("Company"), completed its acquisitions as previously reported as of December 31st, 2000. The income and expenses reflected in this quarterly report for the three-month period ended March 31, 2001 reflect activity of the acquired subsidiaries. Pro forma consolidated information for the three months ended March 31, 2000, assuming the acquisitions occurred at the beginning of 2000, is reflected in Note 3 to the Condensed Consolidated Financial Statement.

         The Company continues to pursue its objective to become a Proprietary Content Provider as outlined in reports previously submitted.

         The Company has filed (in May 2001) a Form SB-2 Registration Statement with the Securities and Exchange Commission to register an offering of 1,000,000 shares of common stock at $1.00 a share. The Company intends to use the proceeds of the offering to carry out its operations and to make additional acquisitions of subscribers. The Company will allocate approximately 79% of the proceeds to acquisitions, 20% to day-to-day operations, and 1% for offering costs. At completion of the offering, the Company anticipates it will have sufficient funds to operate for the next twelve months.

         The Company does not intend to participate in any product research and development, make any purchase or sale of plant or equipment, and expects no significant changes in the number of employees in the next nine months.


                                    PART II
                               OTHER INFORMATION

ITEMS 1 - 6.

         N/A

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GREENHOLD GROUP INC.
                                                   (Registrant)



Date: May 14, 2001                             /s/ John D. Harris
                                               ------------------------------
                                                   John D. Harris
                                                   President and Chief
                                                   Executive Officer