Form 10QSB
period 2001-06-30
GREENHOLD GROUP INC
filed 2001-08-14
CIK 1103121

                 UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                        COMMISSION FILE NUMBER 000-29707

                              GREENHOLD GROUP, INC.

              FLORIDA                                    650910697

 1995 E. Oakland Park Boulevard
          Suite 350
  FORT LAUDERDALE, FLORIDA                                33306

                                 (954) 564-0006

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]   No [ ]

         As of August 13, 2001, there were 8,578,539 shares of the registrant's Common Stock, $.001 par value per share, outstanding.

                                    I N D E X

                                                                        Page
                                                                        ----

PART  I.  FINANCIAL NFORMATION.......................................  3 - 11

Item 1.   Financial Statements.......................................  3 - 10

          Condensed Balance Sheet
          June 30, 2001..............................................  3 - 4

          Condensed Statement of Operations.
          Three months ended June 30, 2001...........................  5

          Condensed Statement of Cash Flow
          Three months ended June 30, 2001...........................  6 - 7

          Notes to Financial Statements..............................  8 - 10

Item 2.   Management's Plan of Operation.............................  11


PART  II. OTHER INFORMATION

Items 1 - N/A.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GREENHOLD GROUP, INC & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                               $   56,507
 Accounts receivable                                                    33,000
 Deposits                                                               10,100
 Other current assets                                                   15,940
                                                                    ----------
 Total Current Assets                                               $  115,547
                                                                    ----------

PROPERTY, FURNITURE AND EQUIPMENT  - NET

 OTHER ASSETS

 Subscriber lists - Net                                              2,076,995
 Goodwill - Net                                                      1,375,215
                                                                    ----------
 Total Other Assets                                                 $3,452,210
                                                                    ----------

TOTAL ASSETS                                                        $3,718,694
                                                                    ==========






                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of note payable                                   $     6,672
 Accounts payable and accrued expenses                                 201,514
 Deferred revenue                                                       37,481
 Notes payable - stockholders                                          328,050
                                                                   -----------
     Total Current Liabilities                                         573,717

NOTE PAYABLE, LESS CURRENT PORTION                                      11,443
                                                                   -----------
TOTAL LIABILITIES                                                  $   585,160
                                                                   -----------

MINORITY INTEREST                                                  $    45,052
                                                                   -----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 50,000,000
  shares authorized, 8,664,320 shares issued
  and outstanding                                                        8,664

Additional paid-in capital                                           4,108,325
 Deficit                                                            (1,028,507)
                                                                   -----------
TOTAL STOCKHOLDERS" EQUITY                                         $ 3,088,482
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 3,718,694
                                                                   ===========



                Read accompanying Notes to Financial Statements.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months                       Six Months
                                              Ended June 30,                     Ended June 30,
                                      -----------------------------       -----------------------------
                                          2001              2000              2001             2000
                                      -----------       -----------       -----------       -----------
REVENUES                              $   202,015       $                 $   470,822       $        --

COST OF REVENUES                           85,993                --           175,796                --
                                      -----------       -----------       -----------       -----------

GROSS PROFIT                              116,022                --           295,026                --
                                      -----------       -----------       -----------       -----------

EXPENSES
 General and administrative               258,445             2,422           571,488             5,942
 Depreciation and amortization            357,120                --           715,140                --
 Interest expense                          14,315                --            23,400                --
 Minority interest in net income              552                --             1,089                --
                                      -----------       -----------       -----------       -----------

         Total Expenses                   630,432             2,422         1,311,117             5,942
                                      -----------       -----------       -----------       -----------

NET (LOSS)                            $  (514,410)      $    (2,422)      $(1,016,091)      $    (5,942)
                                      ===========       ===========       ===========       ===========

(LOSS) PER SHARE                      $      (.06)      $        --       $      (.12)      $        --
                                      ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     8,578,539         3,000,000         8,561,882         3,000,000
                                      ===========       ===========       ===========       ===========




                      GREENHOLD GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001               2000
                                             -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                 $(1,016,091)        $    (5,942)
  Adjustments to reconcile net
  loss to net cash (used in)
  operating activities:
    Depreciation and amortization                715,140                  --
    Minority interest in net income                1,089                  --
    (Increase) decrease in:
     Accounts receivable                         (11,829)                 --
     Other current assets                           (687)                 --
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                     3,220               2,422
      Deferred revenue                             4,909                  --
                                             -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES           (244,249)             (3,520)
                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in subscriber list                      (9,483)                 --
 Purchase of furniture and equipment             (36,031)                 --
                                             -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES            (45,514)                 --
                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable -
  stockholders                                   215,900                  --
 Repayment of notes payable                      (51,885)                 --
 Increase in amount due to affiliate                  --               1,000
 Proceeds from issuance of
   common stock                                  119,280               3,000
                                             -----------         -----------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      283,295               4,000
                                             -----------         -----------

NET (DECREASE) INCREASE IN CASH                   (6,468)                480

CASH - BEGINNING                                  62,975                  --
                                             -----------         -----------

CASH - ENDING                                $    56,507         $       480
                                             ===========         ===========

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001               2000
                                             -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:

   Interest                                  $       772         $        --
                                             ===========         ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Note payable incurred upon
 purchase of furniture and
 equipment                                   $    20,000         $        --
                                             ===========         ===========

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

        The following pro forma consolidated financial information gives effect to the acquisition as if it had occurred at the beginning of the respective period presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                         SIX MONTHS ENDED MARCH 31, 2000

        Revenues                                                    $  323,978
                                                                    ==========
        Net (loss)                                                  $ (644,964)
                                                                    ==========
        Loss per share                                                    (.07)
                                                                    ==========
        Weighted average shares outstanding                         $8,525,040
                                                                    ==========

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 3. RELATED PARTY TRANSACTIONS

        NOTE PAYABLE

        The note payable was issued to a stockholder in payment of furniture and equipment purchased and is payable in 36 monthly installments of $664 including interest at 12%. The note is secured by furniture and equipment.

        NOTES PAYABLE - STOCKHOLDERS

        Notes payable - stockholders consist of unsecured notes bearing interest at 18% per annum for working capital purposes. The advances are due within 60 days of the date of the advance but are automatically renewable. Interest of $22,628 has been accrued and is included in accounts payable and accrued expenses.

NOTE 4. CAPITAL STOCK

        On May 18, 2001, the Company received approval from the SEC for the sale to the public of up to one million common shares at $1 per share. The offering expires in 180 days but can be extended for an additional 180 days at the discretion of the Company. As of June 30, 2001, 119,280 common shares were sold.

NOTE 5. SUBSEQUENT EVENTS

        On July 5, 2001, the Company purchased the assets of Lineshark Communications, Inc. an Internet service provider for $290,000. The purchase price was paid in cash, the assumption of debt and the issuance of 25,000 shares of common stock at $1 per share.

        On July 19, 2001, the Company acquired all the outstanding common shares of De Funiak Springs Internet, Inc. an Internet service provider for $150,000. The purchase price was paid $30,000 in cash and the issuance of a note payable in 24 monthly installments of $3,500 including interest at 7% with a balloon payment of approximately $48,000 on the 25th month.

PART  I. FINANCIAL INFORMATION

Item 2. Management's Plan of Operation

Greenhold Group, Inc., ("Company"), completed its acquisitions as previously reported as of December 31st, 2000. The income and expenses reflected in this quarterly report for the three-month period and six-month period ended June 30, 2001 reflect activity of the acquired subsidiaries. Pro forma consolidated information for the three months ended March 31, 2000, assuming the acquisitions occurred at the beginning of 2000, is reflected in Note 3 to the Condensed Consolidated.

The company continues to pursue its objective to become a Proprietary Content Provider.

The company completed negotiations to acquire from Lineshark Communications, Inc. approximately 1,100 subscribers located in Fort Lauderdale, Florida, and a wireless operation located in Key West Florida, which acquisition was completed during July 2001. In addition, the company negotiated during the quarter to acquire the outstanding common shares of DeFuniak Springs Internet, Inc., with approximately 1,200 subscribers, and completed the purchase during July 2001.

The company is currently involved in a number of negotiations to acquire both dial-up and web-hosting subscribers.

 The Company has filed (in May 2001) a Form SB-2 Registration Statement with the Securities and Exchange Commission to register an offering of 1,000,000 shares of common stock at $1.00 per share. The Company intends to use the proceeds of the offering to carry out its operations and to make additional acquisitions of subscribers. The Company will allocate approximately 79% of the proceeds to acquisitions, 20% to day-to-day operations, and 1% for offering costs. At completion of the offering, the Company anticipates it will have sufficient funds to operate for the next twelve months.

PART II. OTHER INFORMATION

Items 1 - N/A.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                       GREENHOLD GROUP, INC.
                                       (Registrant)





DATE:   August 13, 2001.               By: /s/ John D. Harris
                                           -------------------------------------
                                           JOHN D. HARRIS
                                           President and
                                           Chief Executive Officer