Form 10QSB
period 2001-09-30
GREENHOLD GROUP INC
filed 2001-11-13
CIK 1103121

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB
(Mark One)

        (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended September 30, 2001

        ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         Commission file no.:  000-29707

                               Greenhold Group, Inc
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                       Florida                       65-0910697
                   ---------------                ----------------
                (State or other jurisdiction of   (I.R.S. Employer
                incorporation or organization)    Identification No.)

		1995 E. Oakland Park Boulevard
		Suite 350
                Fort Lauderdale, Florida                     33306
                ----------------------------------------   ----------
                (Address of principal executive offices)   (Zip Code)

                      Issuer's telephone number (954) 564-0006

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

                            Yes ___X___     No ______

                       Copies of Communications Sent to:

           Newman & Pollock, LLP                  James G. Dodrill II, PA
           2600 N. Military Trail, Suite 270      3360 NW 53rd Circle
           Boca Raton, FL 33431                   Boca Raton, FL 33496
           Tel: (561) 997-9920                    Tel: (561) 862-0529
           Fax: (561) 241-4943                    Fax: (561) 862-0927

             Number of outstanding shares of the Issuer's common stock
                        as of September 30, 2001: 8,865,040.

                               BIO-ONE CORPORATION
                               -------------------

                                      Index



                                                                          Page
                                                                         Number
                                                                         ------

PART 1.          FINANCIAL INFORMATION
                 ---------------------

         Item 1. Financial Statements                                      3

                 Condensed Consolidated Balance Sheet                      3

                 Condensed Consolidated Statement of Operations            4

                 Condensed Consolidated Statements of Cash Flow          5-6

                 Notes to Financial Statements (Unaudited)                 7

         Item 2. Management's Plan of Operation                           11

PART II.         OTHER INFORMATION
                 -----------------

         Item 1. Legal Proceedings                                        12

         Item 2. Changes in Securities and Use of Proceeds                12

         Item 3. Defaults in Senior Securities                            12

         Item 4. Submission of Matters to a Vote of Security Holders      12

         Item 5. Other Information                                        12

         Item 6. Exhibits and Reports on Form 8-K                         13

                                    PART I


                     GREENHOLD GROUP, INC & SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2001
                                (Unaudited)

                                  ASSETS
                                  ------

CURRENT ASSETS
 Cash                                                      $   62,607
 Accounts receivable                                           56,146
 Other current assets                                          16,189
                                                           ----------
    Total Current Assets                                      134,942
                                                           ----------

PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                        196,113
                                                           ----------

OTHER ASSETS
 Subscriber lists - Net                                     2,165,381
 Goodwill - Net                                             1,237,694
                                                           ----------
    Total Other Assets                                      3,403,075
                                                           ----------

TOTAL ASSETS                                               $3,734,130
                                                           ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Current portion of long-term debt                         $   89,223
 Accounts payable and accrued expenses                        271,142
 Deferred revenue                                              54,886
 Notes payable - stockholders                                 496,072
                                                           ----------
    Total Current Liabilities                                 911,323

LONG-TERM DEBT, LESS CURRENT PORTION                          144,628
                                                           ----------
    TOTAL LIABILITIES                                       1,055,951
                                                           ----------

MINORITY INTEREST                                              45,603
                                                           ----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 50,000,000
  shares authorized, 8,674,320 shares issued
  and outstanding                                               8,674
 Additional paid-in capital                                 4,118,315
 Deficit                                                   (1,494,413)
    TOTAL STOCKHOLDERS' EQUITY                              2,632,576
                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $3,734,130
                                                           ==========


                            Read accompanying Notes to Financial Statements.
                                GREENHOLD GROUP, INC. & SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              (Unaudited)



                                          Three Months                         Nine Months
                                       Ended September 30,                 Ended September 30,
                                        2001        2000                    2001         2000
                                        ----        ----                    ----         ----

REVENUES                            $  341,679   $        -             $   812,501   $       -

COST OF REVENUES                       173,481            -                 349,277           -
                                    ----------   ----------             -----------   ---------

GROSS PROFIT                           168,198            -                 463,224           -
                                    ----------   ----------             -----------   ---------

EXPENSES
 General and administrative            240,190          609                 811,678       6,551
 Depreciation and amortization         375,592            -               1,090,732           -
 Interest expense                       17,771            -                  41,171           -
 Minority interest in net income           551            -                   1,640           -
                                    ----------   ----------             -----------   ---------

        Total Expenses                 634,104          609               1,945,221       6,551
                                    ----------   ----------             -----------   ---------

NET (LOSS)                          $ (465,906)  $     (609)            $(1,481,997)  $  (6,551)
                                    ===========  ===========            ============  ==========

(LOSS) PER SHARE                    $     (.05)  $        -             $      (.17)  $       -
                                    ===========  ===========            ============  ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  8,668,016    3,000,000               8,597,649   3,000,000
                                    ==========   ===========            ============  ==========


                    Read accompanying Notes to Financial Statements.
                         GREENHOLD GROUP, INC. & SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                      (Unaudited)

                                              2001           2000
                                              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                               $(1,481,997)     $(6,551)
 Adjustments to reconcile net
 loss to net cash (used in)
 operating activities:
   Depreciation and amortization              1,090,732          -
   Minority interest in net income                1,640          -
 Changes in assets and liabilities
 net of effects from purchase
 transactions:
 (Increase) decrease in:
   Accounts receivable                          (33,116)         -
   Other current assets                           9,164          -
 Increase (decrease) in:
   Accounts payable and accrued
     expenses                                   130,708        459
   Deferred revenue                              22,314          -
                                          --------------   --------

NET CASH USED IN OPERATING ACTIVITIES          (260,555)    (6,092)
                                          --------------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired from acquisitions                  5,804
 Cash paid for acquisitions                     (70,000)
 Increase in subscriber list                    (54,483)         -
 Purchase of furniture and equipment            (68,187)         -
                                          --------------   --------

NET CASH USED IN INVESTING ACTIVITIES          (186,866)         -
                                          --------------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable -
  stockholders                                  383,922          -
 Repayment of long-term debt                    (56,149)         -
 Increase in amount due to affiliate                  -      3,200
 Proceeds from issuance of
   common stock                                 119,280          -
                                          --------------   --------

NET CASH PROVIDED BY FINANCING

 ACTIVITIES                                     447,053      3,200
                                          --------------   --------

NET (DECREASE) IN CASH                             (368)    (2,892)

CASH - BEGINNING                                 62,975      3,000
                                          --------------   --------

CASH - ENDING                             $      62,607    $   108
                                          ==============   ========

                Read accompanying Notes to Financial Statements.
                     GREENHOLD GROUP, INC. & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                            2001           2000
                                            ----           ----

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the period for:
   Interest
                                          $  2,001         $  -
                                          ========         ====


SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Note payable incurred upon purchase
 of furniture and equipment.              $ 20,000         $  -
                                          ========         ====

 Note payable incurred upon
 acquisition of all outstanding
 common shares of De Funiak Springs
 Internet, Inc., an Internet service
 provider.                                $120,000         $  -
                                          ========         ====

 Common shares issued and note
 payable incurred upon acquisition
 of all outstanding common shares of
 Shadrach Enterprises Inc., an
 Internet service provider.               $110,000         $  -
                                          ========         ====










                 Read accompanying Notes to Financial Statements.

                        GREENHOLD GROUP, INC. & SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001




NOTE 1.	ORGANIZATION
        ------------

        Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws the State of Florida. The Company operates as an Internet service provider with subscribers mainly in Florida and Illinois. The Company's headquarters is in Oakland Park, Florida.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Basis of Presentation
        ---------------------

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

        Principles of Consolidation
        ---------------------------

        These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., DNT (Tech), Inc., De Funiak Springs Internet, Inc. and Shadrach Enterprises, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        Loss Per Share
        --------------

        Loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding.

                      GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

        Use of Estimates
        ----------------

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

NOTE 3.	ACQUISITIONS
        ------------

        Business Acquisitions
        ---------------------

        On July 19, 2001, the Company acquired all the outstanding common shares of De Funiak Springs Internet, Inc., an Internet service provider for $150,000 paid $30,000 in cash and the issuance of a note payable for $120,000. The note bears interest at 7% per annum and is payable in twenty four monthly installments of $3,500 with a balloon payment of approximately $48,000 due September 2003. Subscriber list of $138,326 was recorded in this transaction and is being amortized over three years using the straight-line method.

        On August 27, 2001, the Company acquired all the outstanding common shares of Shadrach Enterprises, Inc., an Internet service provider for $135,000 paid $25,000 in cash, the issuance of a note payable for $100,000 and the issuance of 10,000 common shares valued at $10,000. The note bears interest at 8% per annum and is payable in twenty four monthly installments of $4,523. The note is collateralized by the assets acquired from Shadrach Enterprises, Inc. Subscriber list of $129,721 was recorded in this transaction and is being amortized over three years using the straight-line method.

        On December 21, 2000, effective December 31, 2000, the Company acquired all the outstanding common shares of W5h, Inc., Naples and Port Charlotte Pop, Inc., On Line Services of Miami, Inc. and Nexgen Productions, Inc. and 72% of the

                        GREENHOLD GROUP, INC. & SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001




NOTE 3.	ACQUISITIONS (CONTINUED)
        ------------------------

        Business Acquisitions (Continued)
        ---------------------------------

        outstanding common shares of On Line Services U.S.A., Inc., and DNT
        (Tech), Inc. Recently, W5h, Inc., Naples and Port Charlotte Pop, Inc., On Line Services of Miami, Inc. and Nexgen Productions, Inc. were merged into Greenhold Group, Inc.

        The following pro forma consolidated financial information gives effect to the acquisition as if it had occurred at the beginning of the respective period presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.
                                                   NINE MONTHS
                                            ENDED SEPTEMBER 30, 2000
                                            ------------------------

Revenues                                           $   858,603
                                                   ============
Net (loss)                                         $  (919,082)
                                                   ============

Loss per share                                     $      (.11)
                                                   ============
Weighted average shares outstanding                  8,535,040
                                                   ============

NOTE 4.	RELATED PARTY TRANSACTIONS
        --------------------------

        Note Payable
        ------------



          The note payable was issued to a stockholder in payment of furniture and equipment purchased and is payable in 36 monthly installments of $664 including interest at 12%. The note is secured by furniture and equipment.

          Notes Payable - Stockholders
          ----------------------------

          Notes payable - stockholders consist of unsecured notes bearing interest at 18% per annum for working capital purposes. The advances are due within 60 days of the date of

                         GREENHOLD GROUP, INC. & SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2001



NOTE 4.	RELATED PARTY TRANSACTIONS (CONTINUED)
        --------------------------------------

        Notes Payable - Stockholders (Continued)
        ----------------------------------------

        the advance but are automatically renewable. Interest of $41,171 has been accrued and is included in accounts payable and accrued expenses.

NOTE 5.	CAPITAL STOCK
        -------------

        On May 18, 2001, the Company received approval from the SEC for the sale to the public of up to one million common shares at $1 per share. The offering expires in 180 days but can be extended for an additional 180 days at the discretion of the Company. As of September 30, 2001, 119,280 common shares were sold.

NOTE 6.	SUBSEQUENT EVENTS
        -----------------

        On October 5, 2001, the Company purchased the assets of IDNSI, Inc. an Internet service provider for $65,500. The purchase price was paid $10,000 in cash, the issuance of notes payable for $45,000 and the issuance of 10,000 shares of common stock at $1 per share. The notes are payable in thirty six monthly installments of $1,325 and a final installment of $5,844 including interest at 7% per annum. The notes payable are due December 1, 2004.

        On October 16, 2001, the Company entered into an agreement
        to              lease facilities for a Level 3 Data Center in Ft.
        Myers, Florida. The five year operating lease provides for monthly rental payments beginning at $6,780 in the first lease year increasing to $7,780 in the fifth lease year including sales tax. The lease also gives the Company a First Right of Refusal to purchase the building for $735,000 plus closing costs. The purchase price increases 5% annually adjusted monthly.

PART I. FINANCIAL INFORMATION
        ---------------------

Item 2. Management's Plan of Operation
        ------------------------------


Greenhold Group, Inc., ("Company"), completed its acquisitions as previously reported as of December 31st, 2000. The income and expenses reflected in this quarterly report for the three-month period and nine-month period ended September 30, 2001 reflect activity of the acquired subsidiaries. Pro forma consolidated information for the nine months ended September 30, 2000, assuming the acquisitions occurred at the beginning of 2000, is reflected in Note 3 to the Condensed Consolidated Financial Statements.

The company continues to pursue its objective to become a Proprietary Content Provider.

The company completed negotiations to acquire from Lineshark Communications, Inc. expecting about 1100 subscribers located in Fort Lauderdale, Florida, but the actual number was closer to 600 subscribers and a wireless operation located in Key West Florida, which acquisition was completed during July 2001. The company negotiated during the quarter to acquire the outstanding common shares of DeFuniak Springs Internet, Inc., with approximately 1,200 subscribers, and completed the purchase during July 2001. The company acquired on August 27, 2001 all of the outstanding shares of Shadrach Enterprises, Inc, which operates as an ISP with approximately 1300 subscribers in Inverness, Florida. The company acquired on October 5,2001 approximately 325 subscribers and web hosting accounts from IDNSI, Inc an ISP located in St. Petersburg, Florida. In October, 2001, the company leased new facilities located at 11800 Metro Parkway, Fort Myers FL for the bare bones unimproved rental cost on a five-year lease at approximately $6,700 per month. However, the building contained a Level 3 data center which cost the previous occupants about $600,000-$700,000 to build. The company will use these facilities to rapidly grow their web hosting, co-locations, and internet security business, and will use it as a platform to deploy wireless in the region.

The company is currently involved in a number of negotiations to acquire both dial-up and web-hosting subscribers.

The company's shares began trading on the OTCBB under the symbol GHGI on Friday, November 9, 2001 subsequent to the company's filing (in May 2001) of a Form SB-2 Registration Statement with the Securities and Exchange Commission to register an offering of 1,000,000 shares of common stock at $1.00 per share. The Company intends to use the proceeds of the offering to carry out its operations and to make additional acquisitions of subscribers. The
Company will allocate approximately 79% of the proceeds to acquisitions, 20% to day-to-day operations, and 1% for offering costs. At completion of the offering, the Company anticipates it will have sufficient funds to operate for the next twelve months.

Subsequent to the end of the period, the Company settled its previously disclosed litigation with Merit First, Inc.

                                      PART II
                                      -------

Item 1.  Legal Proceedings
         -----------------

     	The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or of any unsatisfied judgments against the Company.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     The Company made an initial public offering of its Common Stock, $.01 per share par value ("Common Stock") pursuant to a registration statement on Form SB-2, File No. 333-60088 ("Registration Statement"). The Company registered 1,000,000 shares of Common Stock that had an aggregate price of $1,000,000. The Company sold a total of 300,000 shares of the Common Stock through the offering for an aggregate gross offering price of $300,000.

     The following details the application of the net proceeds by the Company from the sale of the Common Stock in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

Item                                   		Amount

Acquisitions .......................            $ 239,196
General Operating Expenses .........            $  35,804
Total Application of Net Proceeds...            $ 275,000
                                               -----------


Item 3. Defaults in Senior Securities
        -----------------------------

        None


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     	No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

3.(i).1  [1]    Articles of Incorporation of Greenhold Group, Inc.

3.(i).2  [1]    Amendments (2) to Articles of Incorporation.

3.(ii).1 [1]    Bylaws of Greenhold Group, Inc.

21.1     [1]	List of Subsidiaries of Greenhold Group, Inc.

-------------------------------------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed May 3, 2001.

     (b) On September 5, 2001, the Company filed a report on Form 8-K and reported information containing Item 5 information regarding litigation commenced by the Company against Merit First, Inc. No other Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURES
                           -------------------------

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               			Greenhold Group, Inc.
                                                ---------------------
                                                (Registrant)


        Date: November 13, 2001                 By: /s/ John Harris
                                                -------------------
                                                John Harris, President and
                                                Chief Executive Officer