Form 10KSB
period 2001-12-31
GREENHOLD GROUP INC
filed 2002-04-15
CIK 1103121

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2001

                        Commission File Number 000-29707

                             GREENHOLD GROUP, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                       FLORIDA                         65-0910697
         (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)         Identification No.)

                        1995 E. Oakland Park Boulevard
                                  Suite 350
                         Oakland Park, Florida 33306
                  (Address of principal executive offices, Zip Code)

                                 (954) 564-0006
                  (Registrant's telephone number, including area code)

            Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $0.001 per share
                                 (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Company's revenues for the year ended December 31, 2001 were $1,232,369.

   As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $2.00 per share held by non-affiliates on December 31, 2001) was $7,776,974.

   As of December 31, 2001, there were 8,880,040 shares of the registrant's Common Stock outstanding.

PART I.
-------

Item 1.  DESCRIPTION OF THE BUSINESS
------------------------------------

     COMPANY OVERVIEW

     We were incorporated in the state of Florida on March 22, 1999 and became a registered public company, qualifying as a "blank check company" on April 23, 2000 following a 10-SB Registration with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. On December 21, 2000 (and effective December 31, 2000) we executed a voluntary share exchange with w5h, Inc. (a Florida corporation) and adopted the goals of w5h to offer proprietary and entertainment content to the public over the Internet. Toward that end, concurrent with the w5h combination on December 21, 2000 (effective December 31, 2000), the Company acquired assets and subsidiaries that will aid in establishing the operational network necessary to carry out its goals:

     1) Acquired w5h, Inc., a Florida corporation, in a voluntary share exchange by issuing 1,985,000 shares of common stock to the 29 shareholders of w5h, Inc. in exchange for their combined 4,962,500 million shares of w5h (at a rate of .40 share of Greenhold for each share of w5h). Greenhold shareholders Harris, Gallup and Papapostolou and/or persons related to them were also shareholders of w5h, owning collectively less than 25% of w5h.

     2) Acquired Florida corporation Online Services of Miami, Inc.,("Miami") an existing Point of Presence ("POP") operation, as a wholly-owned subsidiary. This Internet Service Provider ("ISP") locale consists of approximately 300 dial-up subscribers valued at $500 each.
The Company issued 200,000 shares to the Miami shareholders.
Greenhold shareholders Harris and Papapostolou were also shareholders in Miami and received 100,000 shares each in the transaction.

     3) Acquired Florida corporation Naples and Port Charlotte POP, Inc. ("Naples") an existing POP operation, as a wholly-owned subsidiary. This ISP locale consists of approximately 500 dial-up subscribers valued at $500 each. We issued 500,000 shares to Naples shareholders. Greenhold shareholders Harris and Papapostolou were also shareholders in Naples and received 125,000 shares each in the transaction.

     4) Purchased 72% of the shares of Florida corporation Online Services USA, Inc. ("OnlineUSA"), an existing ISP operation, making OnlineUSA a partially-owned subsidiary. The approximately 2,000
OnlineUSA dial-up subscribers are valued at $500 each. We issued 1,294,040 shares to OnlineUSA shareholders to gain ownership of 72% of the shares of OnlineUSA. Greenhold shareholders Harris, Gallup and Papapostolou and persons related to them received shares amounting to approximately 42% of the 1,294,000 issued in the transaction.

     5) Purchased 72% of the shares of Florida corporation DNT(TECH), Inc. ("DNT"), an Internet systems service company, in a stock-for-stock agreement, making DNT a partially-owned subsidiary upon the issue of 96,000 shares of Greenhold common stock. Greenhold shareholders
Harris, Gallup and Papaposotlou and persons related to them received shares amount to approximately 85% of the 96,000 issued in the transaction.

     6)  Acquired Florida corporation Nexgen Productions, Inc.
("Nexgen"), an existing Web design and hosting company, as a wholly-owned subsidiary by issue of 300,000 shares of Greenhold common stock to Nexgen shareholders.

     7)  Purchased dial-up subscribers of Florida corporation
USSnet, Inc. ("USS"), an existing ISP operation, paying $100,000 cash and 850,000 shares to USS for approximately 400 dial-up subscribers.

     8) We acquired certain subscribers from Lineshark Communications, Inc. during the period May through August 2001. Lineshark communications ceased operations before the process could be completed therefore the acquired number of subscribers was about 600 units. The total cost for the acquisition which included a wireless operation in Key west cost less than $50,000.

     9) Acquired Florida corporation DeFuniak Springs Internet, Inc. ("DeFuniak") an existing full service ISP operation, as a wholly-owned subsidiary, which acquisition was completed during July 2001. This operation ended the year with about 1435 subscribers.

    10) Acquired Florida corporation Shadrach Enterprises, Inc., ("Shadrach") an existing full service ISP operation, as a wholly-owned subsidiary, which was completed in August 2001. At the time of purchase we acquired approximately 1050 subscriber and by year's end this had grown to about 1500 subscribers.

    The above-detailed purchases and acquisitions are part of the implementation of our plan and objective to offer proprietary and entertainment content to the public over the Internet, thereby becoming a Proprietary Content Provider. Our goal is to acquire ISPs, web designers and other related Internet businesses to add value in the form of assets and growth potential to us.

     By year's end we concluded arrangements with SunTrust Bank to consolidate all of the credit card billing facilities using their merchant card services and on January 1, 2002 consolidated all of the corporate banking at SunTrust


    The Service, Distribution and Sales Tactics
    -------------------------------------------

    We intend to provide unique service by attaining critical mass and sharing it with the public. The idea is that our service becomes a necessary tool. Links to proprietary content owners will drive the client to our site, proving highly beneficial to the content-provider owner. Our site will be organized by manufacturer portal and stabilized search responses based on who, what, where, why, when and how questions, so an intelligent search can provide the client with information gained by accurate information-targeting in ways not previously possible. Strategic relations with major search engines will provide a direct link to our portals and will comprise the first level of distribution. Additional distribution through the packaging of products, brick-and-mortar sites, and tags with product advertisements by manufacturers will round out the approach.

    By year's end we had begun to examine the basic function of our 56K dial up subscriber service and made the determination to sell the subscriber and move our focus to providing the services of bulk web hosting, bulk email, and disaster recovery on a national basis. To fund this growth opportunity we decided to see the subscribers to raise the cash needed to carryout these plans.

    Once the transition is completed to providing these services on a national basis it is the company's intention to investigate other forms of broadband services which might be uniquely suited to the Florida environment so that the company can realize it objective of being able to provide last mile delivery of content.


     Advertising and Promotion
     -------------------------

     In addition to print advertisements in various journals and newspapers, we plan to mount an aggressive public relations campaign to spread the message of the uniqueness of the Proprietary Content Provider concept and that we have amassed information and tied it to experts who understand the product and information and can assist the general public in gaining access to this content via the Internet. The company will use the Internet exclusively to advertise and promote the three services outlined above on a national basis. It is believed that the market targets for these services can be identified and found at the lowest dollar cost per unit using the Internet for these purposes.

    Employees
    ---------

    On January 1,2002 the employees of the three operating units were combined on the Greenhold payroll. This meant an increase in the Greenhold from 1 full time and one part time employee to approximately 30 employees. Once the subscribers have been sold, which is expected to be completed by about June 30, 2002 there will be about 5 employees on the payroll, with most all of these employees located at the new Fort Myers facility.

    Competition
    -----------

    We face good strong competition from companies that are also in the process of acquiring dial-up subscribers from smaller ISPs. However, management believes these companies do not have the expertise to handle technically the next phase of providing Internet access. While holding to this position the company has decided the future of the 56k access world is limited and that the company will best serve its needs by finding new source of broadband services other than DSL. To compete successfully in the new environment the company believes the last mile must be delivered through a process which does not rely upon existing telcos and is able top deliver at a higher subscriber rate with yields that are at least triple the rate possible with inherent telco costs.

    Government Regulation
    ---------------------

    We are not directly regulated by any particular regulation but fully expect there to be regulation developed to manage the Internet by various authorities at all levels of government.

    Subsequent Events
    -----------------

    The company sold the Online Services subscribers to Earthlink for $165 per subscriber and sold the Shadrach subscribers to Accentra Inc for $165 per subscriber. The company is currently negotiating with several buyers and expects to conclude a sale of the DeFuniak subscribers by April 30,2002. All of these sales will have been completed by July 15,2002.

    In addition, we have completed negotiations to buy, and anticipate executing an agreement to purchase all of the outstanding shares of Dot (SR), Inc. for a consideration of $4 million and 1 million shares of our common stock. Dot (SR), Inc. is currently owned by three individuals, Mr. John Harris, our President, who owns twenty-five percent (25%), Mr. Dana Gallup, a holder of 15.82% of our common stock, who owns twenty-five percent (25%) and a third individual who is unaffiliated with us and who owns the remaining fifty percent (50%). Dot (SR), Inc has the world wide marketing rights to the country code Top Level Domain .sr. Dot (SR) and is marketing the name registrations to corporation world wide which are mandated to register their names, brands, and trade marks in each ccTLD and the company believes there will be about 10,000 registration by these corporation during the first two years of operation. As the registration fee is $299 per year and the renewal rate is very high we believe that annual sales revenue from registrations will exceed $3 million per year. In addition, Dot (SR), Inc. has an agreement with a third party provider to provide email addresses based on first@last.sr and believes there is a world market in excess of 1.5 billion customers. The ccTLD of .sr means senior in English, senor in Spanish, signori in Italian and senhour in Portuguese. We believe that once the domain is fully developed the company should be an attractive acquisition to such major name registrars such as Verisign or Register.com.


Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------

    We do not own any real property and do not intend to make any such acquisitions in the near future. We lease our principal executive offices, which consist of 1200 square feet located in Fort Lauderdale, Florida in a lease extending through December 31,2005 at $2900 per month.


Item 3.  LEGAL PROCEEDINGS
--------------------------

    A complaint was filed against us by Zimmerman Communications, Inc. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on February 14, 2002, seeking damages of approximately $100,000. Zimmerman alleges that it was an intended third party beneficiary of a contract entered into between us and Lineshark Communications, Inc. We have retained counsel who has filed a motion to dismiss. We believe that even if our motion to dismiss is not granted that we have meritorious defenses and intend to vigorously defend the claim.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matter was submitted during the quarter ending December 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

PART II.
--------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------

    Since inception, we issued a total of 5,545,040 shares of our common stock in connection with the various acquisitions of internet service providers and subscriber lists. All of these shares were issued pursuant to Section 4(2) of the Securities Act.

    As of December 31, 2001 there were approximately 70 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder) and a total of 8,880,040 shares of Common Stock issued and outstanding.

    Our shares of Common Stock commended trading on the Over-The-
Counter Bulletin Board on November 8, 2001 under the symbol GHGI.

    The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through December 31, 2001 for the periods noted, as reported by the National Quotations Bureau and the Over-The-Counter Bulletin Board.
Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                           Common Stock Closing Bid

Fiscal Quarter End          High            Low
------------------         ------          -----

December 31                $2.00           $1.35



Dividends
---------

    We have never paid dividends and we intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  PLAN OF OPERATION
--------------------------

    In the year ended December 31, 2001, we continued to integrate the Shadrach Inverness and DFSI, DeFuniak Springs operations with its Fort Myers based Online Services ISP operation by centralizing credit card clearance and banking with SunTrust Banks in South Florida. In addition, accounting functions were centralized at the Fort Lauderdale executive offices.

    We acquired new premises in Fort Myers, Florida of about 9,000 square feet, which included a data center built to Level 3 standards. We were able to secure the premises at the unimproved cost of under $7,000 per month. We estimate the improvements accruing to us are greater than $600,000, which is the equivalent cost to replicate the improvements.

    As a result of the acquisition of the Level 3 data center we, in light of the disaster of September 11, 2001 decided to restructure our business and to begin offering A Disaster Recovery service, which we will begin to offer nationally on May 1, 2002. In addition, we acquired from WebShow Host, Inc. a non-exclusive license to software, which allow the company to enter the bulk-hosting business nationally and internationally. Also, we have acquired software and are in the business of establishing offshore mail servers so that we can enter the bulk-email business.

    To finance these operations, we sold the Fort Myers Online Services subscribers to Earthlink, which sale should be completed by July 15, 2002, and sold our Shadrach Inverness subscribers to Accentra of Michigan. We are currently negotiating offers for our DFSI, DeFuniak Springs subscribers and expect all three sales to be complete by July 30, 2002.

    These funds will in part be used to fund the start-up operations concerned with offering bulk-email, and disaster recovery.
Additionally, some of the funds will be used to grow the local web hosting businesses of the Fort Myers, Shadrach, and Inverness operations into both a national and international business.

    We are currently involved in a number of negotiations to acquire both dial-up and web hosting subscribers so that we can extract the web hosting accounts and sell the subscribers to other aggregators.

    The company will have sufficient cash on hand as a result of the sale of subscribers to fund operation through the third quarter. It is expected the company will raise additional cash in the last quarter of 2002.

Item 7.  FINANCIAL STATEMENTS
-----------------------------

    The Financial Statements are included with this report commencing on page F-1.



Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------

    Not applicable.

PART III.
---------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------------------

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name                    Age     Title                  Director since
---------------------------------------------------------------------

John D. Harris          61      President, Director      2000


    John D. Harris, who was the President and CEO of w5h, Inc. (the merged company) has a long-standing background in the computer industry dating back to the 1960s. Mr. Harris owned and operated a software development company from 1980 to 1990. Between 1990 and 1995 Mr. Harris owned and operated the John D. Harris Building Corp., and in 1996 began negotiations to acquire Top Level Domains. In 1998 John Harris founded and commenced serving as President of two internet companies, Domain Name Trust, Inc. and DNT(KY), Inc., which acquired registration and marketing rights for the Top Level Domains ".md" and ".ky," respectively. Both Domain Name Trust, Inc. and DNT(KY), Inc. were recently sold.


Directors' Remuneration

    Our directors are presently not compensated for serving on the board of directors.


Section 16(a) Beneficial Ownership Reporting Compliance

    The Company is aware that Mr. John Harris, our President,
Mr. Dana Gallup, Mr. George Papapostolou, Mr. Ray Bolouri and
USS.net, Inc. each of which is the beneficial holder of more than 10% of our shares of common stock, during fiscal year 2001, failed to file on a timely basis their Form 3 report required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION
-------------------------------

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended December 31, 2001 and 2000 to our President.



Name and                                  Other      Restricted   Securities
Principal     Fiscal                      Annual       Stock      Underlying   LTIP     All other
Position       Year    Salary    Bonus  Compensation   Awards      Options    Payouts  Compensation
----------------------------------------------------------------------------------------------------

John Harris,   2001    $150,000    -        -            -            -          -          -
President
               2000    $10,000     -        -            -            -          -          -




Stock Option Grants in the past fiscal year
-------------------------------------------

    We have not issued any grants of stock options in the past fiscal year.


Employment Agreements
---------------------

    We have entered into an employment agreement with John Harris, our President effective January 1, 2001 and running through December 31, 2011 under which we have hired him to continue serving as our President. The agreement calls for Mr. Harris to receive a base salary of $150,000, which may be increased by the board of directors. The agreement also calls for Mr. Harris to receive such standard benefits as vacation time and the use of an automobile. The agreement also granted Mr. Harris the option to purchase options as follows:

a) 1,000,000 shares of our common stock at a price per share of $0.025 exercisable until December 31, 2001.

b) 2,000,000 shares of our common stock at a price per share of $0.05 exercisable between January 1, 2002 and June 30, 2002.

c) 2,000,000 shares of our common stock at a price per share of $0.25 exercisable between July 1, 2002 and December 31, 2002.

    The agreement calls for us to loan the funds to exercise these options to Mr. Harris, for a term of three years at an interest rate of four percent (4%) per annum.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock,
(ii) each director, and (iii) all executive officers and directors as a group:


Name and Address of                 Number of         Percent
Beneficial Owner                    Shares Owned      Owned
---------------------------------------------------------------

John Harris                          2,008,324*        23.45%
C/O Greenhold Group, Inc.
1995 E. Oakland Park Blvd.
Suite 350
Oakland Park, FL  33306

Dana Gallup                          1,355,578         15.83%
Law Offices of Dana M. Gallup, P.A.
1995 Oakland Park Blvd., Suite 350
Oakland Park, Florida 33306

George Papapostolou                    912,851         10.66%
1342 Colonial Blvd., Suite 17
Fort Myers, FL  33907

Ray Bolouri                            500,000          5.84%
7918 Jones Branch Drive
Suite 600
McLean, VA  22012

Uss.net, Inc.                          850,000          9.92%
7918 Jones Branch Drive
Suite 600
McLean, VA  22012

All Directors and Officers           2,008,324*        23.45%
as a Group (1 Person)


*includes 470,200 shares held by Mr. Haris's spouse of which Mr. Harris denies beneficial ownership.

Item 12. CERTAIN TRANSACTIONS
-----------------------------

    We have completed negotiations to buy, and anticipate executing an agreement to purchase all of the outstanding shares of Dot (SR), Inc for a consideration of $4 million and 1 million shares of our common stock. Dot (SR), Inc. is currently owned by three individuals:
Mr. John Harris, our President, who owns twenty-five percent (25%), Mr. Dana Gallup, a holder of 15.83% of our common stock, who owns twenty-five percent (25%) and a third individual who is unaffiliated with us and who owns the remaining fifty percent (50%). Dot (SR), Inc has the world wide marketing rights to the country code Top Level Domain .sr. Dot (SR) and is marketing the name registrations to corporation world wide which are mandated to register their names, brands, and trade marks in each ccTLD and the company believes there will be about 10,000 registration by these corporation during the first two years of operation. As the registration fee is $299 per year and the renewal rate is very high the company believe that annual sale revenue form registrations will exceed $3 million per year. In addition, Dot (SR), Inc has an agreement with a third party provider to provide email addresses based on first@last.sr and believes there is a world market in excess of 1.5 billion customers. The ccTLD of .sr means senior in English, senor in Spanish, signori in Italian and senhour in Portuguese. We believe that once the domain is fully developed the company should be an attractive acquisition to such major name registrars such as Verisign or Register.com.

    Stock payments for acquisitions, etc. affecting beneficial shareholders listed herein are detailed in the tables below.

                                           Company Acquired
---------------------------------------------------------------------------

                                                             Naples/Port
Greenhold Shares             OnlineUSA,    Online Services   Charlotte
Issued to                    Inc.          of Miami, Inc.    POP, Inc.
---------------------------------------------------------------------------
John D. Harris               266,900       100,000           100,000
Dana M. Gallup               239,998
George Papapostolou          47,762        100,000           100,000



                                           Company Acquired
---------------------------------------------------------------------------

Greenhold Shares             DNT (TECH),        USS.net,
Issued to                    Inc.               Inc.         W5h, Inc.
---------------------------------------------------------------------------

John D. Harris               40,000
Dana M. Gallup               36,000                           75,000
George Papapostolou           2,000                          100,000
Uss.net, Inc.                                   850,000
Ray Bolouri                                     500,000

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibit
-------

10.3  Employment Agreement with John Harris.


    No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2001

                    GREENHOLD GROUP, INC. & SUBSIDIARIES

                                   CONTENTS



                                                                       Page
                                                                       ----

Independent Auditor's Report						 1

Financial Statements:

 Consolidated Balance Sheet 						 2

 Consolidated Statements of Operations                                   3

 Consolidated Statements of Changes in
  Stockholders' Equity                                                   4

 Consolidated Statements of Cash Flows                                 5 - 7

 Notes to Consolidated Financial Statements                            8 - 20

                       INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Greenhold Group, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Greenhold Group, Inc. & Subsidiaries, as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and for the eleven months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenhold Group, Inc. & Subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the eleven months December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Greenhold Group, Inc. & Subsidiaries will continue as a going concern. As discussed in Note 12 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Greenhold Group, Inc. & Subsidiaries to continue as a going concern at December 31, 2001. Management's plans in regard to that matter also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Earl M. Cohen C.P.A. P.A.
-----------------------------
    Earl M. Cohen C.P.A. P.A.

April 3, 2002
Boca Raton, Florida

                     GREENHOLD GROUP, INC & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2001

                                    ASSETS

CURRENT ASSETS
 Cash                                                             $   6,923
 Accounts receivable                                                 53,196
                                                                 ----------
Total Current Assets                                                 60,119
                                                                 ----------
PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                              226,405
                                                                 ----------
OTHER ASSETS
 Subscriber lists - net                                           1,111,675
 Deposits                                                             7,410
                                                                 ----------

Total Other Assets                                                1,119,085
                                                                 ----------

TOTAL ASSETS                                                     $1,405,609
                                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $  498,805
 Deferred revenue                                                    67,467
 Current portion of notes payable			            107,564
 Current portion of capital lease obligation                          8,343
 Notes payable - stockholders                                       410,422
                                                                 ----------

     Total Current Liabilities                                    1,092,601

LONG-TERM LIABILITIES
 Notes payable - less current portion                               148,647
                                                                 ----------

        Total Liabilities                                         1,241,248

MINORITY INTEREST                                                    46,154

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                                118,207
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                          $1,405,609
                                                                 ==========


             Read accompanying Notes to Financial Statements.

                   GREENHOLD GROUP, INC & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 2001
                                    AND
                 ELEVEN MONTHS ENDED DECEMBER 31, 2000




                                                       Eleven
                                     Year Ended      Months Ended
                                     December 31,    December 31,
                                        2001            2000
                                        ----            ----

REVENUES                             $ 1,232,369       $   -

COST OF REVENUES                         538,304           -
                                     -----------      ---------

GROSS PROFIT                             694,065           -
                                     -----------      ---------

EXPENSES
 General and administrative            1,330,422         12,416
 Depreciation and amortization         1,490,252           -
 Interest expense                         73,286           -
 Minority interest in net income           2,191           -
 Impairment of intangible assets       2,000,000           -
                                     -----------      ---------

Total Expenses                         4,896,151         12,416
                                     -----------      ---------

NET LOSS                             $(4,202,086)      $(12,416)
                                     ===========      =========

LOSS PER SHARE                       $      (.49)      $   -
                                     ===========      =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     8,656,241      3,151,919
                                     ===========      =========



               Read accompanying Notes to Financial Statements.
                                      F-3


                                               GREENHOLD GROUP, INC. & SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000




                                             Common Stock         Additional
                                            # of       Par          Paid-in
                                           Shares     Value         Capital        Deficit       Total
                                           ------     -----         -------        -------       -----
Balance - January 31, 2000               3,000,000   $3,000       $    -          $    -        $    3,000
Common shares issued upon purchase
 acquisitions                            4,675,040    4,675        3,181,375           -         3,186,050
Common shares issued upon purchase
 of subscriber list                        850,000      850          799,150           -           800,000
Common shares issued for cash               20,000       20            4,980           -             5,000
Reclassification of amount due to
 stockholder to additional paid-in
 capital                                    -          -               3,659           -             3,659
Net (loss) during period                    -          -               -            (12,416)       (12,416)
                                         ---------   ------       ----------      ----------     ----------

Balance December 31, 2000                8,545,040   $8,545       $3,989,164      $ (12,416)    $3,985,293

Common shares issued upon purchase
 acquisitions                               10,000       10            9,990           -            10,000
Common shares issued upon purchase
 of subscriber list                         10,000       10            9,990           -            10,000
Common shares issued for cash              250,000      250          249,750           -           250,000


Common shares issued for services
 rendered                                   65,000       65           64,935           -            65,000
Net (loss) during year                       -         -               -         (4,202,086)    (4,202,086)
                                         ---------   ------       ----------     -----------    -----------

Balance - December 31, 2001              8,880,040   $8,880       $4,323,829    $(4,214,502)    $  118,207
                                         =========   ======       ==========     ===========    ===========





                              Read accompanying Notes to Financial Statements.
                                                            F-4

                       GREENHOLD GROUP, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                      AND
                     ELEVEN MONTHS ENDED DECEMBER 31, 2000



                                                                     Eleven
                                                Year Ended        Months Ended
                                                December 31,       December 31,
                                                   2001               2000
                                                   ----               ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss)                                    $(4,202,086)         $(12,416)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                 1,490,252              -
   Minority interest in net income                   2,191              -
   Impairment of intangible assets               2,000,000              -
   Common stock issued for services                 65,000
   Changes in assets and liabilities
    net of effects from purchase
    acquisitions:
    (Increase) decrease in:
     Accounts receivable                           (30,933)             -
     Other current assets                           15,253              -
     Deposits                                        2,890              -
    Increase (decrease) in:
     Accounts payable                              359,660             5,865
     Deferred revenue                               34,895              -
                                                -----------        ----------
NET CASH USED IN OPERATING ACTIVITIES             (262,878)           (6,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired from acquisitions                     1,838            47,867
 Cash paid for acquisitions                        (88,000)             -
 Purchase of subscriber lists                      (87,258)             -
 Purchase of furniture and equipment               (84,830)             -
                                                -----------        ----------
NET CASH USED IN (PROVIDED BY) INVESTING
 ACTIVITIES                                       (258,250)           47,867
                                                -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable - stockholders        560,500              -
 Repayment of notes payable - stockholders        (262,228)             -
 Repayment of notes payable                        (78,789)             -
 Repayment of capital lease obligation              (4,407)             -
 Proceeds from issuance of common stock            250,000             5,000
 Increase in amount due to related
  parties                                             -               13,659
                                                -----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          465,076            18,659
                                                -----------        ----------
NET INCREASE (DECREASE) IN CASH                    (56,052)           59,975
CASH - BEGINNING                                    62,975             3,000
                                                -----------        ----------
CASH - ENDING                                  $     6,923        $   62,975
                                                ===========        ==========


                    Read accompanying Notes to Financial Statements.
                                       F-5

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           YEAR ENDED DECEMBER 31, 2001
                                      AND
                      ELEVEN MONTHS ENDED DECEMBER 31, 2000



                                                   2001      2000
                                                   ----      ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest                                     $10,532     $  -
                                                =======     ======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

YEAR ENDED DECEMBER 31, 2001:

Note payable incurred upon acquisition
of all the outstanding common shares
of DeFuniak Springs Internet, Inc., an
Internet service provider.                                 $120,000
                                                           ========

Common shares issued and note payable
incurred upon acquisition of all the
outstanding common shares of Shadrach
Enterprises, Inc., an Internet service
provider.                                                  $110,000
                                                           ========

Note payable and capital lease
obligation incurred upon purchase of
furniture and equipment.                                   $ 32,750
                                                           ========

Common shares issued and note payable
incurred upon acquisition of subscriber
list and equipment from an Internet
service provider.                                          $ 55,000
                                                           ========

Common shares issued for services
rendered.                                                  $ 65,000
                                                           ========


                Read accompanying Notes to Financial Statements.
                                      F-6

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        YEAR ENDED DECEMBER 31, 2001
                                      AND
                   ELEVEN MONTHS ENDED DECEMBER 31, 2000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES (CONTINUED):

ELEVEN MONTHS ENDED DECEMBER 31, 2000:
--------------------------------------
Common shares issued upon acquisition
of all the outstanding common shares of
W5h, Inc., a development stage company
engaged to construct a proprietary
information database on the Internet.		   	   $1,488,750
                                                           ==========

Common shares issued upon acquisition
of 72% of the outstanding common shares
of On Line Services U.S.A., Inc., an
Internet service provider.                                 $1,000,000
                                                           ==========

Common shares issued upon acquisition
of all of the outstanding common shares
of Naples and Port Charlotte Pop, Inc.,
an Internet service provider.                              $  250,000
                                                           ==========

Common shares issued upon acquisition
of all of the outstanding common shares
of On Line Services of Miami, Inc., an
Internet service provider.                                 $  150,000
                                                           ==========

Common shares issued upon acquisition
of all of the outstanding common shares
of Nexgen Productions, Inc., a website
development and web hosting company.			   $  225,000
                                                           ==========

Common shares issued upon acquisition
of 72% of the outstanding common shares
of DNT (Tech), Inc., an Internet systems
service company.                                           $   72,000
                                                           ==========

Common shares issued and note payable
incurred upon acquisition of subscriber
list from an Internet service provider.			   $  900,000
                                                           ==========

Reclassification of amount due to
stockholder to additional paid-in capital.		   $    3,659
                                                           ==========

GREENHOLD GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1.	ORGANIZATION
        ------------

        Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. The company was originally a "shell" company, the purpose of which was to seek and consummate a merger or acquisition. With the acquisitions on December 21, 2000 referred to in
        Note 3, the Company ceased to be a development stage company and now operates as an Internet service provider with subscribers mainly in Florida and Illinois. The Company extends credit to some of its customers. The Company's headquarters is in Oakland Park, Florida.

        The Company changed its fiscal year-end from January 31 to December 31.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Principles of Consolidation
        ---------------------------

        These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach Enterprises, Inc., DeFuniak Springs Internet, Inc. and DNT
        (Tech), Inc. from the date of acquisition. During the year ended December 31, 2001, W5h, Inc., Naples and Port Charlotte Pop, Inc., On Line Services of Miami, Inc. and Nexgen Productions, Inc., previously subsidiaries, were merged into the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        Revenue Recognition
        -------------------

        Subscriber and other fees are recognized over the period services are provided. Deferred revenue represents monthly, quarterly, half-yearly, annual and three-year subscriber fees billed in advance. Revenue from web hosting services are recognized when the service is provided and revenue from website development and design services are recognized when completed.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

        Property, Furniture and Equipment
        ---------------------------------

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

        Intangible Assets
        -----------------

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

        The Company recorded a charge to operations of $2,000,000 for an impairment in subscriber lists and goodwill. The amount of the impairment was determined based upon the difference between the amount received per subscriber as indicated in Note 12 (the market value) and the Company's carrying value.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

        Advertising Costs
        -----------------

        Advertising costs are expensed as incurred. During the year ended December 31, 2001 and eleven months ended December 31, 2000 advertising costs charged to expense included in general and administrative costs was $60,678 and $0, respectively.

        Income Taxes
        ------------

        Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

        Income (Loss) Per Share
        -----------------------

        Income (loss) per share is computed by dividing net income
        (loss) for the period by the weighted average number of shares outstanding.

        Statement of Cash Flows
        -----------------------

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

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001

NOTE 3.	ACQUISITIONS
        ------------

        Business Acquisitions
        ---------------------

        On July 18, 2001, the Company acquired all the outstanding common shares of DeFuniak Springs Internet, Inc., an Internet service provider for $164,900 by issuing a note payable for $120,000 and the balance paid in cash. Subscriber list of $147,827 was recorded in this transaction and is being amortized over three years using the straight line method.

        On August 27, 2001, the Company acquired all the outstanding common shares of Shadrach Enterprises, Inc., an Internet service provider for $153,100 by issuing 10,000 common shares for a value of $10,000, a note payable for $100,000 and the balance paid in cash. Subscriber list of $126,400 was recorded in this transaction and is being amortized over three years using the straight line method.

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

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001

NOTE 3.	ACQUISITIONS (CONTINUED)
        ------------------------

        Business Acquisitions (Continued)
        ---------------------------------

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

        The following summarizes the fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2001:

                 GREENHOLD GROUP, INC. & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001

NOTE 3.	ACQUISITIONS (CONTINUED)
        ------------------------

        Business Acquisitions (Continued)
        ---------------------------------

            Cash                                       $ 1,838
            Accounts receivable                          1,092
            Deposits                                       200
            Property and equipment                      41,494
            Accounts payable/accrued expenses             (851)
                                                       --------

            Net Assets                                 $43,773
                                                       ========

        The following pro forma consolidated financial information gives effect to the acquisition as if it had occurred at the beginning of the respective period presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                                  Year Ended
                                                  December 31,
                                                      2001
                                                      ----

        Revenues                                  $ 1,519,769
                                                  ============
        Net (loss)                                $(4,228,010)
                                                  ============
        Loss per share                            $      (.49)
                                                  ============
        Weighted average shares
           outstanding                              8,662,789
                                                  ============



        Subscriber List
        ---------------

        In June and October, 2001, the Company purchased the subscriber lists of two Internet service providers for a total of $127,775 by issuing 10,000 common shares for a value of $10,000, a note payable for $45,000 and the balance paid in cash. The subscriber lists are being amortized over three years using the straight-line method.

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001




NOTE 3.	ACQUISITIONS (CONTINUED)
        ------------------------

        Subscriber List (Continued)
        ---------------------------

        On December 21, 2000 effective December 31, 2000, the Company purchased the subscriber list of an Internet service provider by issuing 850,000 common shares and a note payable for $100,000 for a total value of $900,000. The subscriber list is being amortized over three years using the straight-line method.

NOTE 4.	PROPERTY AND EQUIPMENT
        ----------------------

        Property and equipment as of December 31, 2001 consisted of the following:

           Furniture and equipment               $ 32,657
                Computer equipment                251,023
                                                 --------
                                                  283,680
           Accumulated depreciation               (57,275)
                                                 --------

           Total                                 $226,405
                                                 ========

        For the year ended December 31, 2001 and eleven months ended December 31, 2000, depreciation expense was $57,275 and $0, respectively.

NOTE 5.	NOTES PAYABLE
        -------------

        Notes payable as of December 31, 2001 consisted of the following:

          12% note payable issued to a
          stockholder, secured by furniture
          and equipment, $664 payable monthly
          including interest, due February
          2004.                                     $ 15,142

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001


NOTE 5.	NOTES PAYABLE (CONTINUED)
        -------------------------

         7% note payable, secured by
         substantially all assets purchased
         from DeFuniak Springs Internet, Inc.,
         $3,500 payable monthly including
         interest with a balloon payment of
         approximately $48,000, due September
         2003.                                       108,702

         8% note payable, secured by
         substantially all assets purchased
         from Shadrach Enterprises, Inc.,
         $4,523 payable monthly including
         interest, due September 2003.                88,355

         7% notes payable, secured by
         subscriber list and equipment,
         $1,250 payable monthly including
         interest with a balloon payment
         of $5,844, due December 2004.                44,012
                                                    --------

                                                     256,211
         Current portion                            (107,564)
                                                    --------

                  Total                             $148,647
                                                    ========

         Notes payable due subsequent to December 31, 2001 are summarized as follows:

             December 31,                            Amount
             ------------                            ------

                  2002                             $107,564
                  2003                              128,834
                  2004                               19,813
                                                   --------

                 Total                             $256,211
                                                   ========

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001



NOTE 6.	CAPITAL LEASE OBLIGATION
        ------------------------

        The Company leases computer equipment under an agreement classified as a capital lease. The cost and accumulated depreciation for this equipment as of December 31, 2001 was $12,750 and $956, respectively.

        Following is a schedule of future minimum lease payments due under the capital lease:

             December 31,                           Amount
             ------------                           ------

               2002                                 $9,350
               Amount representing interest         (1,007)
                                                    -------

               Present value of minimum
               lease payments                       $8,343
                                                    =======

        Total interest expense on the capital lease obligation for the year ended December 31, 2001 was $1,436.

NOTE 7.	RELATED PARTY TRANSACTIONS
        --------------------------

        Note Payable
        ------------

        A note payable in the amount of $20,000 was issued to a stockholder in payment of furniture and equipment purchased (Note 5).

        Notes Payable - Stockholders
        ----------------------------

        Notes payable - stockholders consist of unsecured notes bearing interest at 18% per annum advanced for working capital purposes. The advances are due within 60 days of the date of the advance but are automatically renewable. As of December 31, 2001, accrued interest was $60,534 and is included in accounts payable and accrued expenses.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

NOTE 8.	INCOME TAXES
        ------------

        As of December 31, 2001 and 2000, no deferred income
	taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset as of December 31, 2001 and 2000 are as follows:
                                                2001           2000
                                                ----           ----

         Net operating loss
          carryforward                       $  436,400         -
         Subscriber lists and
          goodwill                            1,178,200         -
         Start-up expenditures                  (32,900)      2,400
                                             -----------    ---------

          Total                               1,581,700       2,400
         Less: Valuation allowance           (1,581,700)     (2,400)
                                             -----------    ---------

         Net deferred income tax
          asset                              $    -         $   -
                                             ===========    =========

        During the year ended December 31, 2001, the valuation allowance increased by $1,579,300.

        The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

          Tax (benefit) at federal statutory rate       (34.00)%
          State tax (benefit), net of federal
           benefit                                       (3.63)
          Valuation allowance                            30.37
                                                       --------
          Tax provision (benefit)                        00.00%
                                                       ========

        The Company has a net operating loss carryforward for federal and state purposes of approximately $1,160,000 available to offset future taxable income. The net operating loss carryforward, if not used, will expire December 31, 2021.

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

NOTE 9.	CAPITAL STOCK
        -------------

        The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2001, 8,880,040 common shares were issued and outstanding.

        On May 18, 2001, the Company received approval from the SEC for the sale to the public of up to one million common shares at $1 per share. The offering expired after 180 days but was extended for an additional 180 days. As of December 31, 2001, 250,000 common shares were sold.

NOTE 10.COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Operating Leases
        ----------------

        The Company leases its head office and Internet provider locations under operating leases expiring through October 2006. The lease for the head office provides for monthly base rental payments of $2,695 including sales tax. The rental payments are subject to 5% increases each lease year. The lease expires December 31, 2005. The Ft. Myers Internet provider location lease provides for monthly base rent beginning at $6,780 increasing to $7,760 in the final lease year including sales tax. The lease also contains an option to purchase the building for $735,000 plus closing costs. The purchase price increases 5% each lease year and the option expires October 14, 2006. The Inverness Internet provider location provides for monthly base rent of $610 increasing to $636 beginning the second lease year. The lease expires October 31, 2004. Rent for the DeFuniak Springs Internet provider location is on a month to month basis.

        The Company also leases computer equipment under noncancelable leases with monthly payments ranging between $193 and $999 expiring through June 2005.

        Future minimum lease payments due under these leases for the years ending subsequent to December 31, 2001 are as

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001




NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------

         Operating Leases (Continued)
         ----------------------------
         follows:

                     December 31,                    Amount
                     ------------                    ------

                         2002                       $167,274
                         2003                        138,138
                         2004                        138,297
                         2005                        135,028
                         2006                         77,596
                                                    --------

                        Total                       $656,333
                                                    ========

         During the year ended December 31, 2001 and for the eleven months ended December 31, 2000, rent expense was $82,791 and $0, respectively.

         Litigation
         ----------

         The Company is involved in a lawsuit brought against it for breach of contract in connection with the purchase of a subscriber list from an Internet service provider. Management intends to aggressively defend this claim.

NOTE 11. SUBSEQUENT EVENTS
         -----------------

         On March 18, 2002, the Company sold the dial-up subscriber list of its On Line Services U.S.A., Inc. subsidiary for $165 per subscriber to a major Internet service provider. The
         Company received $190,080 as a 50% down payment. The balance will be received in approximately July 2002 after the actual number of subscribers is determined.

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

NOTE 11. SUBSEQUENT EVENTS (CONTINUED)
         -----------------------------

         On March 25, 2002, the Company sold the subscriber list of its Shadrach Enterprises, Inc. subsidiary for $278,000. The Company received $233,000 as an initial payment. The balance will be received on July 15, 2002 after the actual number of subscribers is determined on June 30, 2002.

         On January 29, 2002, the Company issued 250,000 common shares for a perpetual bulk web hosting software license valued at $250,000.

         During January 2002, the Company issued 95,000 common shares for consulting and promotion services rendered for a value of $95,000.

NOTE 12. GOING CONCERN
         -------------

         The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company has incurred an operating loss of $4,202,086 for the year ended December 31, 2001 and has a working capital deficit of $1,032,482 as of December 31, 2001. The Company has also sold subscribers which will result in a decrease in revenues. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the sale of subscribers referred to in Note 11, management is shifting its focus away from being an Internet service provider to providing bulk e-mailing, web hosting and disaster recovery services. Management believes that the Company can improve its profitability through these businesses. In addition, management has taken steps to reduce operating expenses not only as a result of the sale of subscribers but reducing overall operating expenses. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                  Signatures
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.


					GREENHOLD GROUP, INC.


                                        By:  /s/ John Harris
                                        ---------------------
                                        John Harris, President and
					Chief Executive Officer



In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.

                                        By:  /s/ John Harris
                                        ---------------------
                                        John Harris, President and
					Chief Executive Officer