Form 10QSB
period 2002-03-31
GREENHOLD GROUP INC
filed 2002-05-15
CIK 1103121

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended March 31, 2002


                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                      For the transition period from to

                                   -------------


                       Commission File Number 000-29707

                             GREENHOLD GROUP, INC.
         (Exact Name of Small Business Issuer as Specified in Its Charter)

                                   -------------

                   Florida                          65-0910697
          (State of incorporation)    (I.R.S. Employer Identification No.)

                          1995 E. Oakland Park Boulevard
                                     Suite 350
                           Oakland Park, Florida 33306
                    (Address of principal executive offices)


                  Registrant's telephone number: (954) 564-0006


                                   -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


         Number of outstanding shares of the Issuer's common stock
                       as of May 13, 2002:  10,235,040

                 Greenhold Group, Inc. Index to Form 10-QSB
                 ------------------------------------------

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                    GREENHOLD GROUP, INC & SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2002
                                 (Unaudited)

                                   ASSETS

CURRENT ASSETS
 Cash                                                        $  221,514
 Accounts receivable                                             42,906
 Accounts receivable - related party                             32,326
 Due from buyers of subscriber lists			       	599,440
                                                             ----------
     Total Current Assets                                       896,186
                                                             ----------

PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                          486,020
                                                             ----------

OTHER ASSETS
 Subscriber list - Net                                           56,886
 Deposits                                                         7,410
                                                             ----------
Total Other Assets                                               64,296
                                                             ----------

TOTAL ASSETS                                                 $1,446,502
                                                             ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                       $  639,975
 Deferred revenue                                                18,985
 Current portion of notes payable                               105,329
 Current portion of capital lease obligation                      5,413
 Notes payable - stockholders                                   409,146
                                                             ----------
     Total Current Liabilities                                1,178,848

NOTE PAYABLE, LESS CURRENT PORTION                              125,803
                                                             ----------

TOTAL LIABILITIES                                             1,304,651
                                                             ----------

MINORITY INTEREST                                                46,705
                                                             ----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 50,000,000
  shares authorized, 9,225,040 shares issued
  and outstanding                                                 9,225
 Additional paid-in capital                                   4,668,484
 Deficit                                                     (4,582,563)
                                                             ----------

TOTAL STOCKHOLDERS' EQUITY                                       95,146
                                                             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,446,502
                                                             ==========

      Read accompanying Notes to Condensed Financial Statements.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (Unaudited)





                                              2002            2001
                                              ----            ----


REVENUES                                   $ 511,853      $  268,807

COST OF REVENUES                             196,056          89,803
                                           ----------     -----------
GROSS PROFIT                                 315,797         179,004
                                           ----------     -----------
EXPENSES
 General and administrative                  403,982         313,043
 Depreciation and amortization               259,853         358,020
 Interest expense                             28,032           9,085
 Minority interest in net income                 551             537
                                           ----------     -----------
Total Expenses                               692,418         680,685
                                           ----------     -----------
OPERATING (LOSS)                            (376,621)       (501,681)

OTHER INCOME
 Gain on sale of subscriber lists              8,104            -
                                           ----------     -----------
NET (LOSS)                                 $(368,517)      $(501,681)
                                           ==========     ===========
(LOSS) PER SHARE                           $    (.04)      $    (.06)
                                           ==========     ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        9,116,984       8,545,040
                                           ==========     ===========

          Read accompanying Notes to Condensed Financial Statements.

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (Unaudited)


                                                   2002           2001
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                            	$(368,517)   	$(501,681)
  Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                 259,853         358,020
    Minority interest in net income                   551             537
    Common stock issued for services               95,000             -
    Gain on sale of subscriber lists               (8,104)            -
    (Increase) decrease in:
     Accounts receivable                           10,290          (8,731)
     Accounts receivable - related
      party                                       (32,326)            -
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                    141,626          58,283
Deferred revenue				  (48,482)	  (12,217)
                                                ----------       ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                              49,891        (107,476)
                                                ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds received on sale of
  subscriber lists                                222,080             -
 Increase in subscriber list                          -            (9,483)
 Purchase of furniture and equipment              (28,095)        (23,428)
                                                ----------       ---------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES				  193,985 	  (32,911)
                                                ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable -
  stockholders                                     39,474         170,600
 Repayment of notes payable -
  stockholders                                    (40,750)            -
 Repayment of notes payable                       (25,079)        (50,464)
 Repayment of capital lease obligation             (2,930)            -
NET CASH PROVIDED BY (USED IN)                  ----------       ---------
 FINANCING ACTIVITIES                             (29,285)        120,136
                                                ----------       ---------

NET INCREASE (DECREASE) IN CASH                   214,591         (20,251)
CASH - BEGINNING                                    6,923          62,975
                                                ----------      ----------
CASH - ENDING                                   $ 221,514       $  42,724
                                                ==========      ==========

        Read accompanying Notes to Condensed Financial Statements.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (Unaudited)



                                                  2002           2001
                                                  ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                    $  5,600       $   200
                                               ========       =======

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Common shares issued for bulk web
 hosting software.                             $250,000       $  -
                                               ========       =======
 Common shares issued for services
 rendered.                                     $ 95,000       $  -
                                               ========       =======
 Note payable incurred upon purchase
 of furniture and equipment.                   $  -           $20,000
                                               ========       =======




          Read accompanying Notes to Condensed Financial Statements.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2002




NOTE 1.	ORGANIZATION
        ------------

        Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. The company operates as an Internet service provider with subscribers mainly in Southeast and Southwest Florida, and Illinois. The Company extends credit to some of its customers. The Company's headquarters is in Oakland Park, Florida.

        With the sale of subscribers referred to in Note 6, management is shifting its focus away from being an Internet service provider to providing bulk e-mailing, web hosting and disaster recovery services.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Basis of Presentation
        ---------------------

        The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10K-SB as filed with the SEC.

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

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

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
        ------------

        On July 18, 2001, the Company acquired all the outstanding common shares of DeFuniak Springs Internet, Inc. and on August 27, 2001, the Company acquired all the outstanding common shares of Shadrach Enterprises, Inc.

        The following pro forma consolidated financial information gives effect to the acquisition as if it had occurred at the beginning of the respective periods presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                               THREE MONTHS
                                              ENDED MARCH 31,
                                                   2001
                                                   ----

        Revenues                                 $  385,374
                                                 ===========
        Net (loss)                               $ (514,772)
                                                 ===========
        Loss per share                           $     (.06)
                                                 ===========
        Weighted average shares outstanding       8,555,040
                                                 ===========

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2002



NOTE 4.	RELATED PARTY TRANSACTIONS
        --------------------------

        Notes Payable - Stockholders
        ----------------------------

        Notes payable - stockholders consist of unsecured notes bearing interest at 18% per annum for working capital purposes. The advances are due within 60 days of the date of the advance but are automatically renewable. For the three months ended March 31, 2002 and 2001, interest of $18,004 and $8,885 has been accrued, respectively. As of March 31, 2002, accrued interest was $78,538 and is included in accounts payable and accrued expenses.

NOTE 5.	CAPITAL STOCK
        -------------

        The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of March 31, 2002, 9,225,040 common shares were issued and outstanding.

        On January 29, 2002, the Company issued 250,000 common shares for bulk web hosting software valued at $250,000.

        During January 2002, the Company issued 95,000 common shares for consulting and promotion services rendered for a value of $95,000.

NOTE 6.	SALE OF SUBSCRIBER LISTS
        ------------------------

        On March 18, 2002, the Company sold the dial-up subscriber list of its On Line Services U.S.A., Inc. subsidiary for $165 per subscriber to a major Internet service provider. The Company received $190,080 as a 50% down payment. The balance will be received in approximately July 2002 after the actual number of subscribers is determined.

        On March 25, 2002, the Company sold the dial-up subscriber list of its Shadrach Enterprises, Inc. subsidiary for $278,000. The Company received $233,000 as an initial payment ($183,000 of which was received April 2002). The balance will be received on July 15, 2002 after the actual number of subscribers is determined on June 30, 2002.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2002




NOTE 7.	SUBSEQUENT EVENTS
        -----------------

        On April 15, 2002, the Company acquired all the outstanding common shares of DOT(SR), Inc., a Company which owns the Top Level Domain .sr, for $5,000,000. The Company issued 1,000,000 common shares for a value of $1,000,000 and notes payable of $4,000,000. The notes bear interest at 12% payable either: (a) in four equal installments on each of the first four anniversary dates of the execution of the note together with accrued and unpaid interest or (b) on or before the closing of a transaction resulting in the Company receiving net proceeds of a minimum of $5,000,000 from either the sale of any class of its preferred or common stock or through the issuance of any debt together with accrued and unpaid interest. Two of the three stockholders owning 50% of DOT(SR), Inc. own approximately 35% of the Company.

        During April 2002, the Company issued 10,000 common shares for legal services rendered for a value of $10,000.

NOTE 8.	GOING CONCERN
        -------------
        The Company has incurred operating losses of $4,582,563 since inception and has a working capital deficit of $282,662 as of March 31, 2002. The Company has also sold subscribers which will result in a decrease in revenues. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the sale of subscribers referred to in Note 6, management is shifting its focus away from being an Internet service provider to providing bulk e-mailing, web hosting and disaster recovery services. Management believes that the Company can improve its profitability through these businesses. In addition, management has taken steps to reduce operating expenses not only as a result of the sale of subscribers but reducing overall operating expenses. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2002

NOTE 8. GOING CONCERN (CONTINUED)
        -------------------------

        not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements
--------------------------

    Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions. Our Form 10-KSB for the year ended December 31, 2001 contains further discussion of these matters.

Results of Operations
---------------------

                                                          Quarter Ended
                                                            March 31,

                                                         2002         2001
                                                         ----         ----

     Net Revenues                                     $511,853      $268,807
     Cost of Revenues                                  196,056        89,803
     Gross Profit                                      315,097       179,004
     Selling, General and Administrative Expenses      403,982       313,043
     Interest Expense                                   28,032         9,085

     On July 18, 2001 and August 27, 2001, the Company acquired all the outstanding common shares of DeFuniak Springs Internet, Inc. and Shadrach Enterprises, Inc., respectively. The increase in revenues, cost of revenues and gross profit not only relates to the acquisitions but also to a general increase in the number of subscribers. Gross profit decreased from 66.6% to 61.6% due primarily to an increase in communication costs.

     Selling, general and administrative expenses increased to $403,982 for the three months ended March 31, 2002 as compared to $313,043 for the three months ended March 31, 2001. This increase was mainly caused by an increase in payroll costs and the selling, general and administrative expenses of the acquisitions. The increase in interest expense relates primarily to the notes payable - stockholders but also to the financing of the acquisitions and the purchases of computer equipment and subscriber lists.

Liquidity
---------

                                                Quarter Ended
                                                  March 31,
                                              2002         2001
                                              ----         ----

Net Cash Provided by (Used in)
Operations                                $  49,891     $(107,476)
Working Capital (Deficiency)               (282,662)     (405,964)


     Net cash flow used in operations of $107,476 during the three months ended March 31, 2001 decreased and resulted in a net cash flow provided by operations of $49,891 during the three months ended March
31, 2002. This reversal was due to the acquisitions which provided positive cash flow as well as an improvement in overall operations.
The Company reported an increase in working capital primarily the result of the sale of subscribers.

Future Outlook
--------------

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

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 2002

                                GREENHOLD GROUP, INC.


                                /s/ John Harris
                                ------------------------------
                                    John Harris, President and
                                    Chief Executive Officer