Form 10QSB
period 2002-06-30
GREENHOLD GROUP INC
filed 2002-08-19
CIK 1103121

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended June 30, 2002


                                       or

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


                                   -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


         Number of outstanding shares of the Issuer's common stock
                       as of August 16, 2002:  8,810,040

Greenhold Group, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                    GREENHOLD GROUP, INC & SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2002
                                 (Unaudited)

                                   ASSETS

CURRENT ASSETS
 Cash                                                        $   22,420
 Accounts receivable                                             65,965
 Prepaid expenses                                                 4,000
 Due from buyers of subscriber lists                            370,920
                                                             ----------
     Total Current Assets                                       463,305
                                                             ----------

PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                          511,285
                                                             ----------

OTHER ASSETS
 Domaine name rights - net                                    4,911,546
 Subscriber list - net                                           44,568
 Registry set-up fee - net                                       43,333
 Registration fee - net                                           7,500
 Deposits                                                         7,860
                                                             ----------
Total Other Assets                                            5,014,807
                                                             ----------

TOTAL ASSETS                                                 $5,989,397
                                                             ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable - bank                                         $   50,383
 Accounts payable and accrued expenses                          826,767
 Deferred revenue                                                24,170
 Deposit received on sale of subscribers                         40,000
 Current portion of notes payable                                56,437
 Current portion of capital lease obligation                      2,249
 Current portion of notes payable - stockholders              1,298,546
                                                             ----------
     Total Current Liabilities                                2,298,552

LONG-TERM DEBT LIABILITIES
 Notes payable, less current portion                             84,779
 Notes payable - stockholders, less current portion           3,000,000
                                                             ----------
     Total Long-Term Liabilities                              3,084,779
                                                             ----------
TOTAL LIABILITIES                                             5,383,331
                                                             ----------

MINORITY INTEREST                                                47,256
                                                             ----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 50,000,000
  shares authorized, 10,260,040 shares issued
  and outstanding                                                10,260
 Additional paid-in capital                                   5,702,449
 Deficit                                                     (5,153,899)
                                                             ----------

TOTAL STOCKHOLDERS' EQUITY                                      558,810
                                                             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $5,989,397
                                                             ==========

      Read accompanying Notes to Condensed Financial Statements.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months              Six Months
                                                 Ended June 30,            Ended June 30,
                                              2002            2001       2002          2001
                                              ----            ----       ----          ----

REVENUES
 Access fees                               $ 190,921      $  180,051    $ 642,176      $ 419,720
 Domain name registrations                   132,783             -        132,783            -
 Other                                        47,757          21,964      108,355         51,102
                                           ----------     -----------   ----------     ----------
     Total Revenues                          371,461         202,015      883,314        470,822

COST OF REVENUES                             149,127          85,993      345,183        175,796
                                           ----------     -----------   ----------     ----------
GROSS PROFIT                                 222,334         116,022      538,131        295,026
                                           ----------     -----------   ----------     ----------
EXPENSES
 General and administrative                  405,990         258,445      809,972        571,488
 Depreciation and amortization               204,172         357,120      464,025        715,140
 Interest expense                            123,712          14,315      151,744         23,400
 Minority interest in net income                 551             552        1,102          1,089
                                           ----------     -----------   ----------     ----------
Total Expenses                               734,425         630,432    1,426,843      1,311,117
                                           ----------     -----------   ----------     ----------
OPERATING (LOSS)                            (512,091)       (630,432)    (888,712)    (1,016,091)

OTHER INCOME
 Loss on sale of subscribers                 (59,245)           -         (51,141)          -
                                           ----------     -----------   ----------     -----------
NET (LOSS)                                 $(571,336)      $(514,410)   $(939,853)    $(1,016,091)
                                           ==========     ===========   ==========     ===========
(LOSS) PER SHARE                           $    (.06)      $    (.06)   $    (.10)    $      (.12)
                                           ==========     ===========   ==========     ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        9,953,337       3,000,000    9,537,471       3,000,000
                                           ==========     ===========   ==========     ===========


          Read accompanying Notes to Condensed Financial Statements.

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (Unaudited)


                                                   2002           2001
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(939,853)    $(1,016,091)
  Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                 464,025         715,140
    Minority interest in net income                 1,102           1,089
    Common stock issued for services              130,000             -
    Loss on sale of subscriber lists               51,141             -
    (Increase) decrease in:
     Accounts receivable                           (6,119)        (11,829)
     Prepaid expenses                              (4,000)            -
     Other current assets                             -              (687)
     Deposits                                        (450)            -
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                    215,715          63,220
     Deferred revenue                             (43,297)          4,909
     Due to related party                         (32,614)            -
                                                ----------       ---------
NET CASH USED IN
 OPERATING ACTIVITIES                            (164,360)       (244,249)
                                                ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash acquired from acquisition                       906             -
 Proceeds received on sale of
  subscriber lists                                431,355             -
 Increase in subscriber list                          -            (9,483)
 Purchase of furniture and equipment              (69,822)        (36,031)
                                                ----------       ---------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                             362,439         (45,514)
                                                ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable - bank                 50,383             -
 Proceeds from notes payable -
  stockholders                                     89,474         215,900
 Repayment of notes payable -
  stockholders                                   (201,350)            -
 Repayment of notes payable                      (114,995)        (51,885)
 Repayment of capital lease obligation             (6,094)            -
 Proceeds from issuance of common stock               -           119,280
NET CASH (USED IN) PROVIDED BY                  ----------       ---------
 FINANCING ACTIVITIES                            (182,582)        283,295
                                                ----------       ---------

NET INCREASE (DECREASE) IN CASH                    15,497          (6,468)
CASH - BEGINNING                                    6,923          62,975
                                                ----------      ----------
CASH - ENDING                                   $  22,420       $  56,507
                                                ==========      ==========

        Read accompanying Notes to Condensed Financial Statements.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (Unaudited)



                                                  2002           2001
                                                  ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                    $   20,575       $   772
                                               ==========       =======

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Common shares issued and notes payable
 incurred upon acquisition of all of
 the outstanding common shares of
 Dot (SR), Inc.                                $5,000,000       $   -
                                               ==========       =======
 Common shares issued for bulk web
 hosting software.                             $  250,000       $   -
                                               ==========       =======
 Common shares issued for services
 rendered.                                     $  130,000       $  -
                                               ==========       =======
 Note payable incurred upon purchase
 of furniture and equipment.                   $  -             $20,000
                                               ========         =======




          Read accompanying Notes to Condensed Financial Statements.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002




NOTE 1.	ORGANIZATION

Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. The company operates as an Internet service provider with subscribers mainly in Florida. In addition, with the acquisition referred to in Note 3, the Company owns the exclusive right to market and sell Internet domain names ending in ".sr" to individuals, corporations and other entities worldwide. The Company extends credit to some of its customers. The Company's headquarters is in Oakland Park, Florida.

With the sale of subscribers referred to in Note 7, management is shifting its focus away from being an Internet service provider to providing bulk e-mailing, web hosting and disaster recovery services.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2001, included in the Company's
Form 10-KSB as filed with the SEC.

Principles of Consolidation

These consolidated financial statements include the

              GREENHOLD GROUP, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002



NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (Continued)

accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach
Enterprises, Inc., DeFuniak Springs Internet, Inc., Dot
(SR), Inc. and DNT (Tech), Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Registration fees for the sale of Internet domain names, are recognized when the sale is completed. Once an Internet domain name is sold, the registration fee is nonrefundable and the Company has no further obligation or involvement in the sale. The registration fee is renewable annually.

Registry Set-Up Fee

The registry set-up fee relates to the maintenance of a registry for the Internet domain names. The fee is being amortized over the initial term of a related agreement of five years.

Registration Fee

The registration fee relates to the exclusive right to market and sell Internet domain names ending in ".sr." The fee is being amortized over the initial term of a related agreement of five years.

Loss Per Share

Loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding.

                GREENHOLD GROUP, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002




NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

Management uses estimates and assumptions in preparingfinancial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.	ACQUISITIONS

On April 15, 2002, the Company acquired all the outstanding common shares of Dot (SR), Inc. for $5,000,000. Dot (SR), Inc. is a company which owns the exclusive right to market and sell Internet domain names ending in ".sr" to individuals, corporations and other entities worldwide. The Company issued 1,000,000 common shares for a value of $1,000,000 and notes payable of $4,000,000. Two of the three stockholders owning 50% of DOT(SR), Inc. own approximately 35% of the Company.

Pursuant to SFAS No. 141, "Business Combinations," the acquisition was accounted for as a purchase with the results of operations included in the Company's consolidated financial statements from the date of acquisition.

The excess of the purchase price over the fair value of assets acquired of $5,080,910 was allocated to domain name rights and is being amortized over five years using the straight line method. The amortization period is in conjunction with the term of an "Exclusive Registration
Agreement" entered into by Dot (SR), Inc. with a company based in the Republic of Suriname, South America for the exclusive right to market and sell Internet domain names ending in ".sr."

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002




NOTE 3.	ACQUISITIONS (CONTINUED)

The following summarizes the fair value of the assets acquired and liabilities assumed for the acquisition during the three months ended June 30, 2002:

Cash                                             $     906
Accounts receivable				     6,650
Property and equipment                               4,028
Registry set-up fee				    45,000
Registration fee				     7,833
Accounts payable/accrued expenses                 (145,327)
                                                 ----------
Net Assets                                       $ (80,910)
                                                 ==========

On July 18, 2001, the Company acquired all the outstanding common shares of DeFuniak Springs Internet, Inc. and on August 27, 2001, the Company acquired all the outstanding common shares of Shadrach Enterprises, Inc.

The following pro forma consolidated financial information gives effect to the above acquisitions as if they had occurred at the beginning of the respective period presented. The pro forma consolidated financial
information is not necessarily indicative of the
consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.
                                                 SIX MONTHS
                                               ENDED JUNE 30,
                                                    2001
Revenues                                         $   695,092
Net (loss)		           		 $(1,802,105
Loss per share		           		 $      (.19)
Weighted average shares outstanding                9,549,460


NOTE 4.	NOTE PAYABLE - BANK

The note payable - bank bears interest at prime and is due on May 26, 2002 (extended to August 26, 2002). The note payable is collateralized by substantially all assets of the Company and a personal guarantee of an officer of the Company.

                GREENHOLD GROUP, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002



NOTE 5.	RELATED PARTY TRANSACTIONS

Notes Payable - Stockholders

Notes payable - stockholders consisted of the following as of June 30, 2002:

 Unsecured notes payable bearing
 interest at 18% per annum for
 working capital purposes. The
 advances are due within 60 days
 of the date of the advance but
 are automatically renewable. For
 the three months ended June 30,
 2002 and 2001, interest of $14,511
 and $13,743 has been accrued,
 respectively. As of June 30, 2002,
 accrued interest was $93,049 and
 is included in accounts payable
 and accrued expenses.				   $  298,546

 Notes payable relating to
 acquisition of Dot (SR), Inc.
 bearing interest at 12% payable
 either: (a) in four equal
 installments on each of the first
 four anniversary dates of the
 execution of the note together with
 accrued and unpaid interest or (b)
 on or before the closing of a
 transaction resulting in the
 Company receiving net proceeds of
 a minimum of $5,000,000 from
 either the sale of any class of its
 preferred or common stock or through
 the issuance of any debt together
 with accrued and unpaid interest.
 For the three months ended June 30,
 2002, interest of $100,000 has been

                 GREENHOLD GROUP, INC. & SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2002


NOTE 5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable - Stockholders (Continued)

 accrued and is included in accounts
 payable and accrued expenses.		    4,000,000
                                           -----------
                                            4,298,546
Current portion                            (1,298,546)
                                           -----------
Total                                      $3,000,000
                                           ===========

NOTE 6.	CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of June 30, 2002, 10,260,040 common shares were issued and outstanding.

During January 2002 and April 2002, the Company issued
130,000 common shares for legal, consulting and promotion services rendered for a value of $130,000.

On January 29, 2002, the Company issued 250,000 common shares for bulk web hosting software valued at $250,000.


NOTE 7.	SALE OF SUBSCRIBER LISTS

On March 18, 2002, the Company sold the dial-up subscriber list of its On Line Services U.S.A., Inc. subsidiary for $165 per subscriber to a major Internet service provider.
The Company received $190,080 as a 50% down payment. The balance will be received in approximately July 2002 after the actual number of subscribers is determined. As of August 9, 2002, the balance has not yet been received.

On March 25, 2002, the Company sold the dial-up subscriber list of its Shadrach Enterprises, Inc. subsidiary for $278,000. The Company received $233,000 as an initial payment. The balance will be received on July 15, 2002 after the actual number of subscribers is determined on June 30, 2002. Due to a price adjustment,

             GREENHOLD GROUP, INC. & SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2002



NOTE 7.	SALE OF SUBSCRIBER LISTS (CONTINUED)

the balance was written off and is included in the loss on sale of subscribers.

NOTE 8.	COMMITMENTS

In connection with the acquisition of Dot (SR), Inc., the Company assumed the following commitments:

Registry Fee

The Company has an "Exclusive Registry Agreement" with a
Company which will maintain a registry of all Internet domain names sold. The agreement provides for an initial set-up fee of $50,000 and an annual fee of $6 per year for each domain name registered. The agreement expires October
31, 2006 but is automatically renewable for one or more additional five year terms unless terminated upon 120 days prior written notice. For the three months ended June 30, 2002, total registry fees were $2,760. Included in accounts payable and accrued expenses is $51,518 relating to registry fees and the initial set-up fee.

Registration Fee

The Company has an "Exclusive Registration Agreement" with a Company based in Suriname, South America for the exclusive right to market and sell Internet domain names ending in ".sr". The agreement provides for an initial fee of $10,000 and an annual fee of $15 per year for each domain name registered. However, in the event that actual registrations in any given year are less than 10,000, the Company is required to pay the difference at a rate of $15 per registration. The agreement expires March 31, 2006 but is automatically renewable for an additional five year term. For the three months ended June 30, 2002, total registration fees were $3,195 of which $1,260 is included in accounts payable and accrued expenses.

                 GREENHOLD GROUP, INC. & SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2002


NOTE 9.	SUBSEQUENT EVENTS

Effective July 15, 2002, the Company sold the subscriber list of its DeFuniak Internet Services, Inc. subsidiary for $256,000. The Company received $40,000 as an initial nonrefundable deposit. The balance will be received
$140,000 in cash and $76,000 in a 10% eighteen month note receivable. The note receivable will be adjusted after the actual number of subscribers is determined on July 31, 2002.

Effective July 15, 2002, the Company acquired all the outstanding common shares of Ictransnet, Inc., an Internet service provider for $180,000. The Company issued
130,000 common shares valued at $130,000 with the balance to be paid in cash and/or the assumption of debt not to exceed $50,000. The balance is subject to adjustment after the actual number of subscribers is determined on August
15, 2002.

On July 17, 2002, the Company sold the subscriber list of its Ictransnet, Inc. subsidiary and other subscribers of its On Line Services U.S.A., Inc. subsidiary for $247,000.
The Company is to receive $15,000 as an initial nonrefundable deposit with the balance to be received
$36,645 in cash on August 15, 2002 and $195,355 in four equal monthly payments commencing September 15, 2002.

During July 2002, the Company issued 120,000 common shares for public relations services for a value of $120,000.

On August 1, 2002, the Company recalled and canceled
1,650,000 common shares.

NOTE 10. GOING CONCERN

The Company has incurred operating losses of $5,153,899 since inception and has a working capital deficit of $1,835,247 as of June 30, 2002. The Company has also sold subscribers which will result in a decrease in revenues.
These conditions create an uncertainty as to the Company's ability to continue as a going concern. With

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002



NOTE 10. GOING CONCERN (CONTINUED)

the sale of subscribers referred to in Note 7 and its acquisition of Dot (SR), Inc. referred to in Note 3, management is shifting its focus away from being an Internet service provider to providing bulk e-mailing, web hosting, disaster recovery services and other Internet services. Management believes that the Company can improve its profitability through these businesses. In addition, management has taken steps to reduce operating expenses not only as a result of the sale of subscribers but reducing overall operating expenses. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

                           Quarter Ended                 Six Months Ended
                              June 30,                       June 30,
                          2002        2001                 2002      2001

Net Revenues            $371,461      $202,015           $883,314   $470,822
Cost of Revenues        $149,127      $ 85,993           $345,183   $175,796
Gross Profit            $222,334      $116,022           $538,131   $295,026
Gross Profit Percentage     59.9          57.4               60.9       62.7
Selling, General and
 Administrative
 Expenses               $405,990      $258,445           $809,972   $571,488

Depreciation and
 amortization           $204,172      $357,120           $464,025   $715,140
Interest Expense        $123,712      $ 14,315           $151,744   $ 23,400

The increase in revenues, cost of revenues and gross profit not only relates to the acquisition of Dot (SR), Inc. but also to a general increase in the number of subscribers since June 2001. Although subscribers were sold during this and the prior quarter, other revenue was still being generated. For the quarter ended June 30, 2002, gross profit increased to 59.4% from 57.4% for the quarter ended June 30, 2001 primarily due to the revenue earned from the acquisition of Dot (SR), Inc. Revenues from sale of domain names have a greater profit margin than those from subscribers. Gross profit for the six months ended June 30, 2002 decreased from 62.7% to 60.9% for the six months ended June 30, 2001 due primarily to an increase in communication costs. The effect of the acquisition of Dot (SR), Inc. did not have as significant an effect as for the quarter ended June 30, 2002.

Selling, general and administrative expenses increased to $405,990 for the three months ended June 30, 2002 as compared to $258,445 for the three months ended June 30, 2001. This increase was mainly caused by an increase in payroll costs and the selling, general and administrative expenses of the Company's previous acquisitions. The anticipated reduction in selling, general and administrative expenses as a result of the sale of subscribers should take effect during the third quarter ending September 30, 2002. The decrease in depreciation and amortization is primarily the result of the write-down of goodwill and subscriber lists as of December 31, 2001 and the sale of subscribers during the quarter ended March 31, 2002. The increase in interest expense relates primarily to the notes payable - stockholders but to the financing of the acquisition of Dot
(SR), Inc. also.

Liquidity


                                             Six Months
                                              June 30,
                                       2002            2001

Net Cash (Used in) Operations        $  (164,360)   $(244,249)
Working Capital (Deficiency)         $(1,835,247)   $(458,170)


Net cash flow used in operations of $244,249 during the six months ended June 30, 2001 decreased to $164,360 during the six months ended June 30, 2002. Although cash from operations seems to be improving, Dot (SR), Inc. is still in its infancy and its acquisition did not generate positive cash flow. With cash flow still tight, the Company's working capital deficiency increased substantially from June 30, 2001 primarily as a result of the delaying of payment of accounts payable and the short-term nature of the financing received from a bank loan and from the acquisition of Dot (SR), Inc. Operations during the six months ended June 30, 2002 were funded mostly by proceeds received on the sale of subscribers.

Future Outlook

     During the quarter ending June 30, 2002 we completed the sale of the Shadrach subscribers, located in Inverness, Florida to Accentra and the majority of the subscribers of Online ServicesUSA, Inc, excluding those located in Labelle, Florida to Earthlink. On July
15, 2002 we completed the sale of the DeFuniak Springs' subscribers, located in Florida's panhandle, to Accentra. We entered into an agreement with ICTransnet, Inc to purchase their subscribers located in Okeechobee and Moore Haven in Central Florida. Subsequently we entered into a sale agreement with Accentra to sell the ICTransnet subscribers and the balance of the Online Services subscribers located in Labelle, also in Central Florida. It is expected we will sell approximately 1600 subscribers in this transaction. Closing is scheduled for August 15, 2002.

     As a result of selling the Online and Shadrach subscribers staff has been reduced at Online and there are no staff or facilities now in Inverness. Upon completion of the subscriber sale contemplated above there will be no staff in Okeechobee and Defuniak Springs. Transition of the DeFuniak subscribers to Accentra will be completed by September 15, 2002 and completion of transition of the Okeechobee and Labelle subscribers will be completed by October 15, 2002.

These funds thus far received from the sale of subscribers were used to retire debt and to finance the wireless system and the costs of deployment. And, some very limited success was made in our Internet advertising sales program operating out of the Fort Myers facilities.

Online Services continued to deploy the Motorola Canopy wireless access system to commercial subscribers, and began planning to deploy to a residential community, which has no broadband services available.

The operation of DOT (SR), Inc, the subsidiary responsible for selling country code Top Level Domain (ccTLD) registrations in the ..sr domain, improved marginally during the second quarter. Additional registrars have been appointed and the relationships with several existing registrars were strengthened. While sales results have been disappointing in the aggregate, the quality of the registrant companies has been surprising and could indicate long-term commitment to the registry and a long-term annuity-like sales revenue stream.

As a result of the sale of the subscribers and the dismantling of the 56K Internet dial-up access systems in Fort Myers, Naples, south Florida, Port Charlotte, and Inverness the company has a considerable amount of redundant equipment which will be sold during the next two quarters. Once the sale and transition of subscribers has been completed in Defuniak Springs, Okeechobee, and Labelle there will be additional equipment to be sold. The company expects to complete the sale of this equipment by the first quarter of 2003. The company will need these funds to be able to pay for the deployment of wireless systems in the Fort Myers market.

On August 1, 2002 the company reduced the number of restricted shares outstanding by recalling and canceling 850,000 restricted shares issued to USSNET, Inc, 300,000 restricted shares issued to Merit First, Inc, and 500,000 restricted shares issued to Ray Bolouri because of non-delivery of subscribers and services. This reduction of 1,650,000 reduced the restricted shares to 8,810,040 outstanding. These entities and this individual failed to deliver the consideration for their respective shares. Specifically, subscribers and various services were to be delivered under the contracts entered regarding these shares. None of the subscribers or services were ever delivered

It is expected the company will have sufficient cash on hand as a result of the Sale of subscribers to finance operations through the fourth quarter, and should be debt free at the end of the period.

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

		Item #		Description				Date

(i)		2 		Reporting sale of 			4/1/02
				Internet service subscribers

(ii)		2		Reporting acquisition of 		4/24/02
				Dot (SR), Inc.

(iii)		5		Reporting entry of Operator		4/24/02
				Purchase Agreement with
				Motorola.

(iv)		2		Amendment to April 24, 2002		6/28/02
				report to file Dot (SR) financials.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 19, 2002

					GREENHOLD GROUP, INC.


                                /s/ John Harris, Pres.
				-------------------------------
                                John Harris, President and
				Chief Executive Officer