Form 10QSB
period 2002-09-30
GREENHOLD GROUP INC
filed 2002-11-19
CIK 1103121

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002


                                          or

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


                                 -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


Number of outstanding shares of the Issuer's common stock
as of November 18, 2002:  8,860,040

Greenhold Group, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements


                    GREENHOLD GROUP, INC & SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2002
                                 (Unaudited)

                                   ASSETS

CURRENT ASSETS
 Cash                                                        $   35,034
 Accounts receivable, net of allowance for
  doubtful accounts of $3,030                                    41,328
 Current portion of note receivable - buyer
  of subscriber lists                                            17,883
                                                             ----------
     Total Current Assets                                        94,245
                                                             ----------

PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                          479,535
                                                             ----------

OTHER ASSETS
 Note receivable - buyer of subscriber lists, less
  current portion                                                50,222
 Investment in subsidiary                                       295,625
 Domaine name rights - net                                    4,657,501
 Registry set-up fee - net                                       40,833
 Registration fee - net                                           7,000
 Deposits                                                         7,860
                                                             ----------
Total Other Assets                                            5,059,041
                                                             ----------

TOTAL ASSETS                                                 $5,632,821
                                                             ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable - bank                                         $   30,230
 Accounts payable and accrued expenses                        1,162,105
 Current portion of notes payable                               102,382
 Current portion of notes payable - stockholders              1,261,179
                                                             ----------
     Total Current Liabilities                                2,555,896

LONG-TERM DEBT LIABILITIES
 Notes payable, less current portion                             25,115
 Notes payable - stockholders, less current portion           3,000,000
                                                             ----------
     Total Long-Term Liabilities                              3,025,115
                                                             ----------
TOTAL LIABILITIES                                             5,581,011
                                                             ----------

MINORITY INTEREST                                                47,808
                                                             ----------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 50,000,000
  shares authorized, 8,860,040 issued
  and outstanding                                                 8,860
 Additional paid-in capital                                   5,571,049
 Deficit                                                     (5,575,907)
                                                             ----------

TOTAL STOCKHOLDERS' EQUITY                                        4,002
                                                             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $5,632,821
                                                             ==========

      Read accompanying Notes to Condensed Financial Statements.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months             Nine Months
                                               Ended September 30,       Ended September 30,
                                              2002            2001       2002          2001
                                              ----            ----       ----          ----

REVENUES
 Access fees                               $ 102,126      $  329,917    $   744,302      $ 749,637
 Domain name registrations                    57,408             -          190,191            -
 Other                                        53,868          11,762        162,223         62,864
                                           ----------     -----------   -----------     -----------
     Total Revenues                          213,402         341,679      1,096,716        812,501

COST OF REVENUES                             112,870         173,481        458,053        349,277
                                           ----------     -----------   ------------     ----------
GROSS PROFIT                                 100,532         168,198        638,663        463,224
                                           ----------     -----------   ------------     ----------
EXPENSES
 General and administrative                  563,528         240,190      1,373,500        811,678
 Depreciation and amortization               294,955         375,592        758,980      1,090,732
 Interest expense                            143,171          17,771        294,915         41,171
 Minority interest in net income                 552             551          1,654          1,640
                                           ----------     -----------   ------------     ----------
Total Expenses                             1,002,206         634,104      2,429,049      1,945,221
                                           ----------     -----------   ------------     ----------
OPERATING (LOSS)                            (901,674)       (465,906)    (1,790,386)    (1,481,997)

OTHER INCOME
 Income on sale of subscribers               280,783            -           229,642           -
 Income from subsidiary                      198,883            -           198,883           -
                                           ----------     -----------   ------------    -----------
Total Other Income                           479,666            -           428,525           -
                                           ----------     -----------   ------------    -----------
NET (LOSS)                                 $(422,008)      $(465,906)   $(1,361,861)   $(1,481,997)
                                           ==========     ===========   ============   ============
(LOSS) PER SHARE                           $    (.04)      $    (.05)   $      (.14)    $     (.17)
                                           ==========     ===========   ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        9,497,897       8,668,016       9,420,040     8,597,649
                                           ==========     ===========   ============    ===========


          Read accompanying Notes to Condensed Financial Statements.

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (Unaudited)


                                                   2002           2001
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(1,361,861)   $(1,481,997)
  Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                   758,980      1,090,732
    Minority interest in net income                   1,654          1,640
    Common stock issued for services                250,000           -
    Gain on sale of subscriber lists               (229,642)          -
    (Increase) decrease in:
     Accounts receivable                             18,518        (33,116)
     Other current assets                             -              9,164
     Deposits                                          (450)          -
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                      551,043        130,708
     Deferred revenue                               (67,467)        22,314
     Due to related party                           (32,614)          -
                                                ------------   ------------
NET CASH USED IN
 OPERATING ACTIVITIES                              (310,722)      (260,555)
                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net advances from subsidiary                      32,958             -
 Cash acquired from acquisition                       906           5,804
 Cash paid for acquisitions                           -           (70,000)
 Proceeds received on sale of
  subscriber lists                                622,966             -
 Cash received from repayment of note
  receivable - buyer of subscriber lists            7,895             -
 Increase in subscriber list                          -           (54,483)
 Purchase of furniture and equipment              (69,822)        (68,167)
                                                ----------       ---------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                             594,903        (186,866)
                                                ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable - bank                 50,383             -
 Repayment of notes payable - bank                (20,153)            -
 Proceeds from notes payable -
  stockholders                                    104,477         383,922
 Repayment of notes payable -
  stockholders                                   (253,720)            -
 Repayment of notes payable                      (128,714)        (56,149)
 Repayment of capital lease obligation             (8,343)            -
 Proceeds from issuance of common stock               -           119,280
NET CASH (USED IN) PROVIDED BY                  ----------       ---------
 FINANCING ACTIVITIES                            (256,070)        447,053
                                                ----------       ---------

NET INCREASE (DECREASE) IN CASH                    28,111            (368)
CASH - BEGINNING                                    6,923          62,975
                                                ----------      ----------
CASH - ENDING                                   $  35,034       $  62,607
                                                ==========      ==========

        Read accompanying Notes to Condensed Financial Statements.

                   GREENHOLD GROUP, INC. & SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (Unaudited)



                                                  2002           2001
                                                  ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                    $   31,035       $  2,001
                                               ==========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Common shares issued and debt assumed
 upon acquisition of all of the outstanding
 common shares of Ictransnet, Inc.             $  230,611       $   -
                                               ==========       ========
 Common shares issued and notes payable
 incurred upon acquisition of all of
 the outstanding common shares of
 Dot (SR), Inc.                                $5,000,000       $   -
                                               ==========       ========
 Common shares issued for bulk web
 hosting software.                             $  250,000       $   -
                                               ==========       ========
 Common shares issued for services
 rendered.                                     $  250,000       $   -
                                               ==========       ========
 Note payable incurred upon purchase
 of furniture and equipment.                   $     -          $ 20,000
                                               ==========       ========

 Note payable incurred upon
 acquisition of all of the
 outstanding common shares
 of DeFuniak Springs Internet, Inc.            $     -          $120,000
                                               ==========       ========

 Common shares issued and note
 payable incurred upon acquisition
 of all of the outstanding common
 shares of Shadrach Enterprises, Inc.          $     -          $110,000
                                               ==========       ========



          Read accompanying Notes to Condensed Financial Statements.

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2002

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

With the sale of subscribers referred to in Note 5, management is shifting its focus away from being an Internet service provider to providing bulk e-mailing, disaster recovery services and other Internet services.

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

Principles of Consolidation

These consolidated financial statements include the

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2002

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (Continued)

accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach
Enterprises, Inc., DeFuniak Springs Internet, Inc., Dot
(SR), Inc. and DNT (Tech), Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Subsidiary

The Company accounts for its wholly owned subsidiary, Ictransnet, Inc. on the equity method. Under the equity method, the Company recognizes its share of the net income or loss which increases or reduces its investment in the subsidiary.

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

Effective July 15, 2002, the Company acquired all the outstanding common shares of Ictransnet, Inc., an Internet service provider under a Chapter 11

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2002

NOTE 3.	ACQUISITIONS

reorganization for $230,611. The Company issued 130,000 common shares valued at $130,000 and the assumption of debt for $100,611. Because the company is still in a legal reorganization, it has not been consolidated but has been accounted for using the equity method. On July 17, 2002, the subscriber list was sold (Note 5).

On April 15, 2002, the Company acquired all the outstanding common shares of Dot (SR), Inc., on July 18, 2001, the Company acquired all the outstanding common shares of DeFuniak Springs Internet, Inc. and on August
27, 2001, the Company acquired all the outstanding common shares of Shadrach Enterprises, Inc. Two of the three stockholders owning 50% of Dot (SR), Inc. own approximately 35% of the Company.

The following pro forma consolidated financial information gives effect to the above acquisitions as if they had occurred at the beginning of the respective period presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                       NINE MONTHS
                                    ENDED SEPTEMBER 30,
                                            2001

Revenues                                 $ 1,082,720
Net (loss)		           	 $(2,659,669)
Loss per share		           	 $      (.28)
Weighted average shares outstanding        9,551,340


NOTE 4.	CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of September 30, 2002, 8,860,040 common shares were issued and outstanding.

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2002

NOTE 4.	CAPITAL STOCK (CONTINUED)

On August 1, 2002, the Company recalled and canceled
1,650,000 common shares without consideration. On December
21, 2000, 850,000 of these common shares were issued relating to the purchase of a subscriber list of an Internet service provider. During the quarter ended March
31, 2002, this subscriber list was sold. The cancellation of these common shares has been accounted for as additional proceeds on the sale equal to $.45 per share, the price per share as of August 1,2002, for a total of $382,500. The remaining 800,000 common shares were canceled at par as these shares were issued to founders.

On July 8, 2002, the Company issued 130,000 common shares valued at $130,000 as partial consideration for the acquisition of all the outstanding common shares of Ictransnet, Inc., an Internet service provider.

During the nine months ended September 30, 2002, the Company issued 250,000 common shares for legal, consulting and promotion services rendered for a value of $250,000.

On January 29, 2002, the Company issued 250,000 common shares for bulk web hosting software valued at $250,000.

NOTE 5.	SALE OF SUBSCRIBER LISTS

Effective July 15, 2002, the Company sold the subscriber list of its DeFuniak Internet Services, Inc. subsidiary for $256,000. The Company received $180,000 in cash and the balance in a $76,000 note receivable. The note is receivable in eighteen monthly payments of $4,564 including interest at 10%.

On July 17, 2002, the Company sold the subscriber list of its Ictransnet, Inc. subsidiary and other subscribers of its On Line Services U.S.A., Inc. subsidiary for $247,000.
Through September 30, 2002, the Company received $88,290 in cash with the balance to be received

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2002

NOTE 5.	SALE OF SUBSCRIBER LISTS (CONTINUED)

in equal monthly payments over the next three months. The sales price may be adjusted after the actual number of subscribers is determined.

On March 18, 2002, the Company sold the dial-up subscriber list of its On Line Services U.S.A., Inc. subsidiary for $165 per subscriber to a major Internet service provider.
The Company received $190,080 as a 50% down payment. In
August 2002, the Company received $84,193 as final settlement of the balance due. The remaining balance due was written off as a price adjustment and is included in the gain on sale of subscribers.

NOTE 6.	SUBSEQUENT EVENTS

On January 29, 2002, the Company issued 250,000 common shares for the purchase of bulk web hosting software valued at $250,000. On November 7, 2002, the purchase was canceled and the common shares issued were returned.

NOTE 7.	GOING CONCERN

The Company has incurred operating losses of $5,575,907 since inception and has a working capital deficit of $2,461,651 as of September 30, 2002. The Company has also sold subscribers which will result in a decrease in revenues. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the sale of subscribers referred to in Note 5 and its acquisition of Dot (SR), Inc. referred to in Note 3, management is shifting its focus away from being an Internet service provider to providing bulk e-mailing, disaster recovery services and other Internet services.
Management believes that the Company can improve its profitability through these businesses. In addition, management has taken steps to reduce operating expenses not only as a result of the sale of subscribers but reducing overall operating expenses. The ability of the Company to continue as a going concern is dependent upon

                    GREENHOLD GROUP, INC. & SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2002




NOTE 7.	GOING CONCERN (CONTINUED)

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

Results of Operations

                               Quarter Ended              Nine Months
                               September 30,             September 30,
                            2002            2001      2002          2001

Net Revenues              $213,402       $341,679   $1,096,716     $   812,501
Cost of Revenues          $112,870       $173,481   $  458,053     $   349,277
Gross Profit              $100,532       $168,198   $  638,663     $   463,224
Gross Profit Percentage       47.1           49.2         58.2            57.0
Selling, General and
 Administrative Expenses  $563,528       $240,190   $1,373,500     $   811,678
Depreciation
 and amortization         $294,955       $375,592   $  758,980     $ 1,090,732
Interest Expense          $143,171       $ 17,771   $  294,915     $    41,171


For the quarter ended September 30, 2002, the decrease in revenues, cost of revenues and gross profit was primarily due to the sell-off of subscribers early in the quarter. The revenue generated by Dot
(SR), Inc. decreased as well due to a tougher economic market. Although subscribers were sold during this and prior quarters, other revenue was still being generated. For the quarter ended September 30, 2002, gross profit decreased from 49.2% for the quarter ended September 30, 2001 to 47.1% primarily due to higher communication costs. Gross profit for the nine months ended September 30, 2002 increased slightly to 58.2% primarily due to the revenue earned from Dot (SR), Inc. Revenues from sale of domain names have a greater profit margin than those from subscribers. Selling, general and administrative expenses increased to $563,528 for the three months ended September 30, 2002 as compared to $240,190 for the three months ended September 30, 2001. This increase was mainly caused by an increase in payroll costs and the selling, general and administrative expenses of the Company's previous acquisitions. The anticipated reduction in selling, general and administrative expenses as a result of the sale of subscribers has taken place gradually but not as quickly as was anticipated. The decrease in depreciation and amortization is primarily the result of the write-down of goodwill and subscriber lists as of December 31, 2001 and the sale of subscribers during the quarter ended March 31, 2002. The increase in interest expense relates primarily to the notes payable - stockholders but to the financing of the acquisition of Dot (SR), Inc. also.

Liquidity


                                          Nine Months
                                         September 30,
                                      2002          2001

Net Cash (Used in) Operations   $   (310,722)    $(260,555)
Working Capital (Deficiency)    $ (2,461,651)    $(776,351)

Net cash flow used in operations of $310,722 during the nine months ended September 30, 2002 increased from $260,555 during the six months ended September 30, 2001. With the decrease in revenues from operations, the Company has had difficulty generating cash from operations. With cash flow still tight, the Company's working capital deficiency increased substantially from September 30, 2001 primarily as a result of the delaying of payment of accounts payable and the short-term nature of the financing received from a bank loan and from the acquisition of Dot (SR), Inc. Operations during the nine months ended September 30, 2002 were funded mostly by proceeds received on the sale of subscribers.

Future Outlook
--------------
The company completed the sale of its dial-up subscribers during the quarter and moved the web-hosting customers to the Fort Lauderdale offices during the week of November 11,2002.

In order to reduce expenditures the facility in Fort Myers was closed on November 15,2002 and the company will concentrate on growing it hosting business during the next quarter. The company should have sufficient revenues from the sale of its subscribers to grow the hosting business sufficient to allow an ongoing operation. During the first quarter of 2003 the company will review its position and determine if it should continue in the ISP hosting space.

In addition, the company has secured agreements to rescind the agreements made with both Webshowhost and the shareholders of Dot
(SR), Inc. The agreement with Webshowhost will be completed during November and the agreement with the shareholders of Dot (SR), Inc should be completed late in the fourth quarter or early in the first quarter of 2003.

The sale of dial-up subscribers and the closure of the Fort Myers facility represent a shift in the direction of the company, which in large part was due to the popularity, and availability of broadband services. The high cost of replacing lost dial-up subscribers who switched to broadband proved to be uneconomical, and in the case of Fort Myers, management was not able to reorganize the business by offering other services. An attempt was made to deploy wireless Internet, but the very high cost of acquiring subscribers was beyond the financial capability of company.

The company faces many very difficult challenges in the months ahead and may not be able to meet each and every one of them

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 19, 2002

                                GREENHOLD GROUP, INC.


                                /s/John Harris
				-------------------------------
                                John Harris, President and
				Chief Executive Officer

CERTIFICATIONS*

I, John Harris certify that;

1.	I have reviewed this quarterly report on Form10-QSB of Greenhold
Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 19, 2002

/s/ John Harris, Principal Executive Officer and Principal Financial Officer
	(Signature)