Form 10-K
period 2002-12-31
GREENHOLD GROUP INC
filed 2003-03-31
CIK 1103121

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended December 31, 2001 were $1,048,001

     As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.06 per share held by non-affiliates on December 31, 2002) was $196.997.22

     As of December 31, 2002, there were 7,560,040 shares of the registrant's Common Stock outstanding.

PART II.

Item 1.  DESCRIPTION OF THE BUSINESS

     COMPANY OVERVIEW

    We were incorporated in the state of Florida on March 22, 1999 and became a registered public company, qualifying as a "blank check company" on April 23, 2000 following a 10-SB Registration with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. We operated as an Internet service provider. Additionally, the company owned the exclusive right to market and sell Internet domain names ending in ".sr" to individuals, corporations and other entities worldwide. During 2002 we sold all of our subscribers and discontinued the operations of Dot (SR), Inc. Accordingly, we have effectively ceased as an operating entity. Management is considering several scenarios to restructure the company including seeking new equity or debt investments, acquiring another operating entity of entering into a new line of business.

     Employees

        As of the date of this report we have 3 employees.


Item 2.  DESCRIPTION OF PROPERTIES

    We do not own any real property and do not intend to make any such acquisitions in the near future. Our principal executive and administrative offices are currently located in space that is owned by John Harris, our President and Chief Executive Officer and is located in Fort Lauderdale, Florida. We are not presently incurring any rent expense associated with this space.

Item 3.  LEGAL PROCEEDINGS

	None



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the quarter ending
December 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS



    As of December 31, 2002 there were approximately 58 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder) and a total of 7,560,040 shares of Common Stock issued and outstanding.

    Our shares of Common Stock commenced trading on the Over-
The-Counter Bulletin Board on November 8, 2001 under the symbol
GHGI.

    The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through December 31, 2002 for the periods noted, as reported by the National Quotations Bureau and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                Common Stock Closing Bid

Fiscal Quarter End              High            Low
----------------------------------------------------
December 31, 2001              $2.00           $1.35
March 31, 2002                 $2.00           $1.65
June 30, 2002                  $1.65            $.06
September 30, 2002		$.06		$.04
December 31, 2002		$.06		$.04

Dividends
------------

    We have never paid dividends and we intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

    Item 6.  PLAN OF OPERATION

    The sale and transfer of the subscriber lists were completed during the last quarter of the year, the Fort Myers facility was closed in mid-November, and the company will close its facilities in Fort Lauderdale on March 31, 2003. With the completion of these subscriber sales and the closure of the two facilities the company will have ceased as an operating entity. Due to the failure of the corporation to achieve the goals set out in 2001, the Board of Directors have resolved that the salary paid to the President was cancelled retroactively to January 1,2002 and the President has repaid in full all remuneration received during 2002.

Management is considering a number of scenarios to restructure the company including seeking new equity or debt investments into the company, acquiring another operating entity or entering into a new line of business. Among the scenarios being considered, more than one would potentially allow the company to recommence functioning as an operating entity. Additionally, Management believes it is likely that pursuing these scenarios may require a reverse split of its common stock. Management is in the process of evaluating the above, as well as other potential courses of action and intends to finalize its restructuring plan in the near future.

Item 7.  FINANCIAL STATEMENTS

    The Financial Statements are included with this report commencing on page F-1.



Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     Our directors, executive officers and key employees are as follows:

     Name                    Age       Title              Director since
     -------------------------------------------------------------------
     John D. Harris          62        President, Director       2000


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


Section 16(a) Beneficial Ownership Reporting Compliance

    The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's
Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth the total compensation paid to or accrued for the fiscal years ended December 31, 2001 and 2000 to our President.
Annual Compensation



                                              Other         Restricted  Securities             All
Name and             Fiscal                   Annual        Stock       Underlying   LTIP      Other
Principal Position   Year    Salary   Bonus   Compensation  Awards      Options      Payouts   Compensation
------------------   ------  ------   -----   ------------  ------      -------      -------   ------------
-----------------------------------------------------------------------------------------------------------
John Harris,                                      -           -            -          -            -
President            2002     00000     -
-----------------------------------------------------------------------------------------------------------
                     2001   150,000     -         -           -            -          -            -
-----------------------------------------------------------------------------------------------------------
                     2000    10,000     -         -           -            -          -            -
-----------------------------------------------------------------------------------------------------------


Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

We have not entered into any employment agreements with any executives.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                Number of
Name and Address of              Shares             Percent
Beneficial Owner                 Owned               Owned
-------------------              -----               -----

John Harris
C/O Greenhold Group, Inc.
1995 E. Oakland Park Blvd.
Suite 350
Oakland Park, FL  33306         2,008,324*           26.57%

Dana Gallup
Law Offices of Dana M.
Gallup, P.A.
1995 Oakland Park Blvd.
Suite 350
Oakland Park, Florida 33306     1,355,578            17.93%

George Papapostolou
1342 Colonial Blvd., Suite 17     912,851            12.07%
Fort Myers, FL  33907






All Directors and Officers
as a Group (1 Person)           2,008,324            26.57%

* includes 470,200 shares held by Mr. Harris's spouse of which Mr. Harris denies beneficial ownership.

Item 12. CERTAIN TRANSACTIONS


    On April 15, 2002, we acquired all the outstanding common shares of Dot (SR), Inc., for $5,000,000. Dot (SR), Inc. is a company which owns the exclusive right to market and sell Internet domain names ending in ".sr" to individuals, corporations and other entities worldwide. The Company issued 1,000,000 common shares for a value of $1,000,000 and notes payable of $4,000,000. Mr. John Harris and Mr. Dana Gallup together owned 50% of Dot(SR), Inc. and also owned approximately 35% of the Company.

    On December 31, 2002, the agreement to purchase Dot (SR), Inc. was rescinded and the net assets were transferred back to its original stockholders. The common shares and notes payable issued were canceled and accrued interest on the notes payable were forgiven.

    Stock payments for acquisitions, etc. affecting beneficial shareholders listed herein are detailed in the tables below.

                               Company Acquired
                      -----------------------------------

                                                                   Naples/Port
Greenhold Shares           OnlineUSA,         Online Services      Charlotte
Issued to                  Inc.               of Miami, Inc.       POP, Inc.
-----------------------------------------------------------------------------
John D. Harris             266,900            100,000              100,000
Dana M. Gallup             239,998
George Papapostolou         47,762            100,000              100,000

                               Company Acquired
                      ------------------------------------

Greenhold Shares                DNT (TECH),       USS.net,
Issued to                       Inc.              Inc.          W5h, Inc.
----------------------------------------------------------------------------
John D. Harris                  40,000
Dana M. Gallup                  36,000                           75,000
George Papapostolou              2,000                          100,000
Uss.net, Inc.                                     850,000
Ray Bolouri                                       500,000

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
    No Reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

              GREENHOLD GROUP, INC. & SUBSIDIARIES

               CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2002

              GREENHOLD GROUP, INC. & SUBSIDIARIES

                            CONTENTS




                                                       Page

Independent Auditor's Report                            1

Financial Statements:

 Consolidated Balance Sheet                             2

 Consolidated Statements of Operations                  3

 Consolidated Statements of Changes in
  Stockholders' Equity                                  4

 Consolidated Statements of Cash Flows                5 - 7

 Notes to Consolidated Financial Statements           8 - 22

                      INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Greenhold Group, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Greenhold Group, Inc. & Subsidiaries, as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenhold Group, Inc. & Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Greenhold Group, Inc. & Subsidiaries will continue as a going concern. As discussed in Note 12 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Greenhold Group, Inc. & Subsidiaries to continue as a going concern at December 31, 2002. Management's plans in regard to that matter also are described in Note
12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Earl M. Cohen C.P.A. P.A.
------------------------------
    Earl M. Cohen C.P.A. P.A.

February 13, 2003
Boca Raton, Florida

              GREENHOLD GROUP, INC & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 2002

                             ASSETS

CURRENT ASSETS
 Cash                                                 $      856
 Current portion of note receivable - buyer of
  subscriber lists                                        51,488
 Due from related party                                   34,209
                                                      -----------
     Total Current Assets                                 86,553
                                                      -----------
PROPERTY, FURNITURE AND EQUIPMENT
 - NET                                                    73,461
                                                      -----------
OTHER ASSETS
 Note receivable - buyer of subscriber lists,
  less current portion                                     4,526
 Deposits                                                    410
                                                      -----------
     Total Other Assets                                    4,936
                                                      -----------
TOTAL ASSETS                                          $  164,950
                                                      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $1,068,283
 Current portion of notes payable                         93,714
 Notes payable - stockholders                            205,724
                                                      -----------
     Total Current Liabilities                         1,367,721

LONG-TERM LIABILITIES
 Notes payable - less current portion                     19,813
                                                      -----------
     Total Liabilities                                 1,387,534

MINORITY INTEREST                                         37,566

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)                        (1,260,150)
                                                      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                     $  164,950
                                                      ===========

          Read accompanying Notes to Financial Statements.

                   GREENHOLD GROUP, INC & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2002 AND 2001

                                             2002              2001

REVENUES                                 $ 1,048,001       $ 1,232,369

COST OF REVENUES                             475,549           538,304
                                         ------------      ------------
GROSS PROFIT                                 572,452           694,065
                                         ------------      ------------
EXPENSES
 General and administrative                1,523,173         1,330,422
 Depreciation and amortization               333,678         1,490,252
 Interest expense                             89,537            73,286
 Minority interest in net (loss)
  income                                      (8,588)            2,191
 Impairment of intangible assets                -            2,000,000
                                         ------------      ------------
     Total Expenses                        1,937,800         4,896,151
                                         ------------      ------------
(LOSS) FROM OPERATIONS                    (1,365,348)       (4,202,086)
                                         ------------      ------------
OTHER INCOME (EXPENSES)
 Gain on sale of subscribers                 224,362              -
 Income from subsidiary                      111,810              -
 Loss on disposal of property and
  equipment                                 (143,417)             -
 Impairment of investment in
  subsidiary                                (152,964)             -
                                         ------------      ------------
     Total Other Income                       39,791              -
                                         ------------      ------------
(LOSS) FROM CONTINUING OPERATIONS         (1,325,557)       (4,202,086)
                                         ------------      ------------

DISCONTINUED OPERATIONS
 (Loss) from operations of discontinued
  business                                  (715,515)             -
 (Loss) from disposal of discontinued
  business                                  (224,485)             -
                                         ------------      ------------
(LOSS) FROM DISCONTINUED OPERATIONS         (940,000)             -
                                         ------------      ------------
NET (LOSS)                               $(2,265,557)      $(4,202,086)
                                         ============      ============
(LOSS) PER SHARE:
 (Loss) from continuing operations       $      (.14)      $      (.49)
 (Loss) from discontinued operations            (.10)            -
                                         ------------      ------------
  Net (loss)                             $      (.24)      $      (.49)
                                         ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              9,323,122         8,656,241
                                          =========         =========

             Read accompanying Notes to Financial Statements.


                                GREENHOLD GROUP, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 2002 AND 2001



                                             Common Stock         Additional
                                            # of       Par          Paid-in
                                           Shares     Value         Capital        Deficit       Total
                                           ------     -----         -------        -------       -----

Balance December 31, 2000                8,545,040   $8,545       $3,989,164      $ (12,416)    $3,985,293

Common shares issued upon purchase
 acquisitions                               10,000       10            9,990           -            10,000
Common shares issued upon purchase
 of subscriber list                         10,000       10            9,990           -            10,000
Common shares issued for cash              250,000      250          249,750           -           250,000
Common shares issued for services
 rendered                                   65,000       65           64,935           -            65,000
Net (loss) during year                       -         -               -         (4,202,086)    (4,202,086)
                                        ----------   ------       ----------    -----------    -----------

Balance - December 31, 2001              8,880,040   $8,880       $4,323,829    $(4,214,502)    $  118,207

Common shares issued upon purchase
 acquisitions                            1,130,000    1,130        1,128,870          -          1,130,000
Common shares issued for bulk web
 hosting software                          250,000      250          249,750          -            250,000
Common shares issued for services
 rendered                                  250,000      250          249,750       -               250,000
Cancellation of common shares           (2,950,000)  (2,950)        (739,850)         -           (742,800)
Net (loss) during year                       -         -                -        (2,265,557)    (2,265,557)
                                        ----------   ------       ----------    -----------    -----------
Balance - December 31, 2002              7,560,040   $7,560       $5,212,349    $(6,480,059)   $(1,260,150)








             Read accompanying Notes to Financial Statements.

                  GREENHOLD GROUP, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    2002            2001
                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $(2,265,557)    $(4,202,086)
 Adjustments to reconcile net (loss) to
 net cash (used in) operating activities:
  Depreciation and amortization                    333,678       1,490,252
  Depreciation and amortization included in
   loss from operations of discontinued
   business                                        686,042            -
  Minority interest in net (loss) income            (8,588)          2,191
  Impairment of intangible assets                     -          2,000,000
  Common stock issued for services                 200,000          65,000
  Gain on sale of subscriber lists                (224,362)           -
  Loss on disposal of property and equipment       143,417            -
  Income from subsidiary                          (111,810)           -
  Impairment of investment in subsidiary           152,964            -
  Loss on disposal of discontinued business        224,362
  Changes in assets and liabilities net
  of effects from purchase transaction:
   (Increase) decrease in:
    Accounts receivable                             59,846         (30,933)
    Other current assets                              -             15,253
    Deposits                                         7,000           2,890
    Due from related party                         (66,823)           -
   Increase (decrease) in:
    Accounts payable and accrued expenses          457,221         359,660
    Deferred revenue                               (67,467)         34,895
                                               ------------    ------------
NET CASH (USED IN) OPERATING ACTIVITIES           (479,954)       (262,878)
                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net advances from subsidiary                       83,531            -
 Net liabilities of discontinued operations        171,803            -
 Cash acquired from acquisition                        906           1,838
 Cash paid for acquisitions                           -            (88,000)
 Proceeds received on sale of subscriber
  lists                                            617,686            -
 Cash received from repayment of note
  receivable - buyer of subscriber lists            19,986            -
 Purchase of subscriber lists                         -            (87,258)
 Purchase of property and equipment                (69,822)        (84,830)
 Proceeds received on disposal of property
  and equipment                                      5,522            -
NET CASH PROVIDED BY (USED IN) INVESTING       ------------    ------------
 ACTIVITIES                                        829,612        (258,250)
                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable - bank                  50,383            -
 Repayment of notes payable - bank                 (50,383)           -
 Proceeds from notes payable - stockholders        145,974         560,500
 Repayment of notes payable -  stockholders       (350,672)       (262,228)
 Repayment of notes payable                       (142,684)        (78,789)
 Repayment of capital lease obligation              (8,343)         (4,407)
 Proceeds from issuance of common stock               -            250,000
NET CASH (USED IN) PROVIDED BY FINANCING       ------------    ------------
 ACTIVITIES                                       (355,725)        465,076
                                               ------------    ------------
NET (DECREASE) IN CASH                              (6,067)        (56,052)
CASH - BEGINNING                                     6,923          62,975
                                               ------------    ------------
CASH - ENDING                                  $       856       $   6,923
                                               ============    ============

           Read accompanying Notes to Financial Statements.

                GREENHOLD GROUP, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               YEARS ENDED DECEMBER 31, 2002 AND 2001


                                             2002            2001
                                             ----            ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest                                $44,139         $10,532
                                           =======         =======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2002:

Common shares issued and notes payable
incurred upon acquisition of all of the
outstanding common shares of Dot (SR),
Inc. On December 31, 2002, the purchase
agreement was rescinded (Note 3).                    $5,000,000
                                                     ==========
Common shares issued and debt assumed
upon acquisition of all of the outstanding
common shares of Ictransnet, Inc.                    $  230,611
                                                     ==========
Common shares issued for bulk web hosting
software. On November 7, 2002, the purchase
was canceled (Note 9).                               $  250,000
                                                     ==========
Common shares issued for services rendered.
On November 7, 2002, 50,000 of these common
shares were canceled in connection with
consulting fees incurred upon the purchase
of the bulk web hosting software (Note 9).           $  200,000
                                                     ==========
YEAR ENDED DECEMBER 31, 2001:

Note payable incurred upon acquisition of
all the outstanding common shares of
DeFuniak Springs Internet, Inc., an Internet
service provider.                                    $  120,000
                                                     ==========





         Read accompanying Notes to Financial Statements.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             YEARS ENDED DECEMBER 31, 2002 AND 2001




SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES (CONTINUED):

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
                                                       ========




         Read accompanying Notes to Financial Statements.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 1.   ORGANIZATION

          Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. The company operates as an Internet service provider with subscribers mainly in Florida. In addition, with the acquisition referred to in Note 3, the Company owned the exclusive right to market and sell Internet domain names ending in ".sr" to individuals, corporations and other entities worldwide. The Company extends credit to some of its customers. The Company's headquarters is in Oakland Park, Florida.

          With the sale of subscribers referred to in Note 10 and the discontinuance of operations of Dot (SR), Inc., the Company has effectively ceased as an operating entity.
          Management is considering several scenarios to restructure the company (Note 12).

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

          Investment in Subsidiary

          The Company accounts for its wholly owned subsidiary, Ictransnet, Inc. on the equity method. Under the equity method, the Company recognizes its share of the net

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002


          Investment in Subsidiary (Continued)

          income or loss which increases or reduces its investment in the subsidiary. As of December 31, 2002, the investment has been written off due to a decline in it's value.

          Revenue Recognition

          Subscriber and other fees are recognized over the period services are provided. Deferred revenue represents monthly, quarterly, half-yearly, annual and three-year subscriber fees billed in advance. Revenue from web hosting services are recognized when the service is provided and revenue from website development and design services are recognized when completed. Registration fees for the sale of Internet domain names are recognized when the sale is completed. Once an Internet domain name is sold, the registration fee is nonrefundable and the Company has no further obligation or involvement in the sale. The registration fee is renewable annually.

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

          Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

               Furniture and fixtures                  7 years
               Computer equipment                 3 to 7 years

          Intangible Assets

          Intangible assets are recorded at cost. Amortization is computed by the straight-line method over the estimated

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Intangible Assets (Continued)

          useful lives of the assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the net future cash flows expected to be generated from the asset.

          During the year ended December 31, 2001, the Company recorded a charge to operations of $2,000,000 for an impairment in subscriber lists and goodwill. The amount of the impairment was determined based upon the difference between the amount received per subscriber as indicated in Note 10 (the market value) and the Company's carrying value.

          Advertising Costs

          Advertising costs are expensed as incurred. During the years ended December 31, 2002 and 2001, advertising costs charged to expense included in general and administrative costs was $76,110 and $60,678, respectively.

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

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.   ACQUISITIONS

          Business Acquisitions

          Effective July 15, 2002, the Company acquired all the outstanding common shares of Ictransnet, Inc., an Internet service provider under a Chapter 11 reorganization for $230,611. The Company issued 130,000 common shares valued at $130,000 and the assumption of debt for $100,611. Because the company is still in a legal reorganization, it has not been consolidated but has been accounted for using the equity method. On July 17, 2002, the subscriber list was sold (Note 10).

          On April 15, 2002, the Company acquired all the outstanding common shares of Dot (SR), Inc., for $5,000,000. Dot (SR), Inc. is a company which owns the exclusive right to market and sell Internet domain names ending in ".sr" to individuals, corporations and other entities worldwide. The Company issued 1,000,000 common

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 3.   ACQUISITIONS (CONTINUED)

          Business Acquisitions (Continued)

          shares for a value of $1,000,000 and notes payable of $4,000,000. Two of the stockholders owning 50% of Dot(SR), Inc. own approximately 35% of the Company. The excess of the purchase price over the fair value of assets acquired of $5,080,910 was allocated to domain name rights and is being amortized over five years using the straight line method. The amortization period is in conjunction with the term of an "Exclusive Registration Agreement" entered into by Dot (SR), Inc. with a company based in the Republic of Suriname, South America for the exclusive right to market and sell Internet domain names ending in ".sr."

          The following summarizes the fair value of the assets acquired and liabilities assumed for the acquisition during the year ended December 31, 2002:

               Cash                                    $    906
               Accounts receivable                        6,650
               Property and equipment                     4,028
               Registry set-up fee                       45,000
               Registration fee                           7,833
               Accounts payable/accrued expenses       (145,327)
                                                       ---------

               Net assets                              $(80,910)
                                                       =========

          On December 31, 2002, the agreement to purchase Dot (SR), Inc. was rescinded and the net assets were transferred back to its original stockholders. The common shares and notes payable issued were canceled and accrued interest on the notes payable were forgiven. Revenues and net
          (loss) since acquisition were $294,622 and $715,515, respectively and are included in discontinued operations.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 3.   ACQUISITIONS (CONTINUED)

          Business Acquisitions (Continued)

          On July 18, 2001, the Company acquired all the outstanding common shares of DeFuniak Springs Internet, Inc., an Internet service provider for $164,900 by issuing a note payable for $120,000 and the balance paid in cash. Subscriber list of $147,827 was recorded in this transaction and was being amortized over three years using the straight line method.

          On August 27, 2001, the Company acquired all the outstanding common shares of Shadrach Enterprises, Inc., an Internet service provider for $153,100 by issuing 10,000 common shares for a value of $10,000, a note payable for $100,000 and the balance paid in cash. Subscriber list of $126,400 was recorded in this transaction and was being amortized over three years using the straight line method.

          The acquisitions have been accounted for as a purchase with the results of operations included in the Company's consolidated financial statements from the date of acquisition.

          The following pro forma consolidated financial information gives effect to the acquisitions during the year ended December 31, 2001 as if they had occurred at the beginning of the respective period presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.


          Revenues                                $ 1,519,769
                                                  ===========
          Net (loss)                              $(4,228,010)
                                                  ===========
          Loss per share                          $      (.49)
                                                  ===========
          Weighted average shares outstanding       8,662,789
                                                  ===========

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 3.   ACQUISITIONS (CONTINUED)

          Subscriber Lists

          In June and October, 2001, the Company purchased the subscriber lists of two Internet service providers for a total of $127,775 by issuing 10,000 common shares for a value of $10,000, a note payable for $45,000 and the balance paid in cash. The subscriber lists were being amortized over three years using the straight-line method. During the year ended December 31, 2002, these subscriber lists were sold (Note 10).

NOTE 4.   PROPERTY AND EQUIPMENT

          Property and equipment as of December 31, 2002 consisted of the following:

             Furniture and equipment               $  8,490
             Computer equipment                     100,780
                                                   --------
                                                    109,270
             Accumulated depreciation               (35,809)
                                                   --------
             Total                                 $ 73,461
                                                   ========

          For the years ended December 31, 2002 and 2001, depreciation expense was $73,827 and $57,275, respectively.

NOTE 5.   NOTES PAYABLE

          Notes payable as of December 31, 2002 consisted of the following:

            12% note payable issued to a
            stockholder, secured by furniture
            and equipment, $664 payable monthly
            including interest, due February
            2004.                                      $ 8,638

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 5.   NOTES PAYABLE (CONTINUED)

            7% note payable, secured by
            substantially all assets purchased
            from DeFuniak Springs Internet, Inc.,
            $3,500 payable monthly including
            interest with a balloon payment of
            approximately $48,000, due September
            2003.                                        73,185

            7% notes payable, secured by
            subscriber list and equipment,
            $1,250 payable monthly including
            interest with a balloon payment
            of $5,844, due December 2004.                31,704
                                                       --------

                                                        113,527
            Current portion                             (93,714)
                                                       --------
            Total                                      $ 19,813
                                                       ========

          Notes payable due subsequent to December 31, 2002 are summarized as follows:

                    December 31,                  Amount

                       2003                      $ 93,714
                       2004                        19,813
                                                 --------
                       Total                     $113,527
                                                 ========

NOTE 6.   CAPITAL LEASE OBLIGATION

          The Company leased computer equipment under an agreement classified as a capital lease. The cost and accumulated depreciation for this equipment as of December 31, 2002 was $12,750 and $3,506, respectively. The capital lease obligation was paid September 2002. Total interest

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 6.   CAPITAL LEASE OBLIGATION (CONTINUED)

          expense on the capital lease obligation for the years ended December 31, 2002 and 2001 was $1,007 and $1,436, respectively.

NOTE 7.   RELATED PARTY TRANSACTIONS

          Due From Related Party

          Due from related party represents net advances to Dot
          (SR), Inc., for working capital purposes (Note 3). The advances are non-interest bearing and have no fixed term of repayment.

          Notes Payable - Stockholders

          Notes payable - stockholders bear interest at 18% per annum advanced for working capital purposes. The advances are due within 60 days of the date of the advance but are automatically renewable. Notes payable totaling $197,724 are secured by substantially all assets of the Company. The remaining notes payable are unsecured. As of December 31, 2002, accrued interest was $108,152 and is included in accounts payable and accrued expenses.

          Note Payable

          During the year ended December 31, 2001, a note payable in the amount of $20,000 was issued to a stockholder in payment of furniture and equipment purchased (Note 5).

NOTE 8.   INCOME TAXES

          As of December 31, 2002 and 2001, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset as of

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 8.   INCOME TAXES (CONTINUED)

          December 31, 2002 and 2001 are as follows:

                                         2002          2001

          Net operating loss
           carryforwards             $1,859,000     $  436,400
          Subscriber lists and
           goodwill                     538,300      1,178,200
          Start-up expenditures         (65,700)        32,900
                                     ----------     ----------
          Total                       2,331,600      1,581,700
          Less: Valuation allowance  (2,331,600)    (1,581,700)
                                     ----------     ----------
          Net deferred income tax
           asset                     $    -         $     -
                                     ==========     ==========

          During the year ended December 31, 2002, the valuation allowance increased by $665,400.

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
                                                       ======

          The Company has net operating loss carryforwards for federal and state purposes of approximately $4,938,800 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through December 31, 2022.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 9.   CAPITAL STOCK

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2002, 7,560,040 common shares were issued and outstanding.

          On August 1, 2002, the Company recalled and canceled 1,650,000 common shares without consideration. On December 21, 2000, 850,000 of these common shares were issued relating to the purchase of a subscriber list of an Internet service provider. During the quarter ended March 31, 2002, this subscriber list was sold. The cancellation of these common shares has been accounted for as additional proceeds on the sale equal to $.45 per share, the price per share as of August 1, 2002, for a total of $382,500. The remaining 800,000 common shares were canceled at par as these shares were issued to founders.

          On July 8, 2002, the Company issued 130,000 common shares valued at $130,000 as partial consideration for the acquisition of all the outstanding common shares of Ictransnet, Inc., an Internet service provider (Note 3).

          On April 15, 2002, the Company issued 1,000,000 common shares valued at $1,000,000 as partial consideration for the acquisition of all the outstanding common shares of Dot (SR), Inc., a company which owns the exclusive right to market and sell Internet domain names ending in ".sr." These common shares were canceled on December 31, 2002 (Note 3).

          On January 29, 2002, the Company issued 250,000 common shares for bulk web hosting software valued at $250,000. On November 7, 2002, the purchase was voided and the common shares issued were canceled.

          During the year ended December 31, 2002, the Company issued 250,000 common shares for legal, consulting and

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 9.   CAPITAL STOCK (CONTINUED)

          promotion services rendered for a value of $250,000. On
          November 7, 2002, 50,000 of these common shares were canceled in connection with consulting fees incurred upon the purchase of the bulk web hosting software.

          On May 18, 2001, the Company received approval from the SEC for the sale to the public of up to one million common shares at $1 per share. The offering expired after 180 days but was extended for an additional 180 days. During the year ended December 31, 2001, 250,000 common shares were sold.

NOTE 10.  SALE OF SUBSCRIBER LISTS

          Effective July 15, 2002, the Company sold the subscriber list of its DeFuniak Internet Services, Inc. subsidiary for $256,000. The Company received $180,000 in cash and the balance in a $76,000 note receivable. The note is receivable in eighteen monthly payments of $4,564 including interest at 10% due January 2004.

          On July 17, 2002, the Company sold the subscriber list of its Ictransnet, Inc. subsidiary and other subscribers of its On Line Services U.S.A., Inc. subsidiary for
          $247,000. The Company received $161,580 in cash. The remaining balance due was written off as a price adjustment.

          On March 18, 2002, the Company sold the dial-up subscriber list of its On Line Services U.S.A., Inc. subsidiary for $165 per subscriber to a major Internet service provider. The Company received $190,080 as a 50% down payment. In August 2002, the Company received $84,193 as final settlement of the balance due. The remaining balance due was written off as a price adjustment.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 11.  COMMITMENTS AND CONTINGENCIES

          Operating Leases

          The Company leases its head office and Internet provider locations under operating leases expiring through October 2006. The lease for the head office provides for monthly base rental payments of $2,695 including sales tax. The rental payments are subject to 5% increases each lease year. The lease expires December 31, 2005. The Ft. Myers Internet provider location lease provides for monthly base rent beginning at $6,780 increasing to $7,760 in the final lease year including sales tax. The lease also contains an option to purchase the building for $735,000 plus closing costs. The purchase price increases 5% each lease year and the option expires October 14, 2006. During November 2002, the Company vacated the premises and the landlord has initiated a lawsuit for breach of contract and nonpayment of rent (See "Litigation"). The Inverness Internet provider location provides for monthly base rent of $610 increasing to $636 beginning the second lease year. The lease expires October 31, 2004 but was terminated in April 2002 upon payment of two additional months rent. The Company has vacated the DeFuniak Springs Internet provider location. Rental payments were on a month to month basis.

          The Company also leases computer equipment under noncancelable leases with monthly payments ranging between $193 and $982 expiring through June 2005.

          Future minimum lease payments due under these leases excluding the Ft. Myers Internet provider location for the years ending subsequent to December 31, 2002 are as

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Operating Leases (Continued)

          follows:

                    December 31,             Amount

                       2003                 $ 41,787
                       2004                   39,284
                       2005                   38,793
                                            --------
                    Total                   $119,864
                                            ========

          During the years ended December 31, 2002 and 2001, rent expense was $139,997 and $82,791, respectively.

          Litigation

          The Company is a defendant in a lawsuit brought against it by the landlord of its Ft. Myers Internet provider location for breach of contract and nonpayment of rent. The lawsuit asks for damages equal to all remaining rental payments due under the lease totaling $307,008 exclusive of costs and interest. As of December 31, 2002, this amount has been accrued and is included in accounts payable and accrued expenses.

NOTE 12.  GOING CONCERN

          The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company has incurred an operating loss of $2,265,557 for the year ended December 31, 2002 and has a working capital deficit of $1,281,168 as of December 31, 2002. With the sale of its subscribers and the discontinuance of the operations of Dot (SR), Inc., the Company has effectively ceased as an operating entity. These

              GREENHOLD GROUP, INC. & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002




NOTE 12.  GOING CONCERN (CONTINUED)

          conditions create an uncertainty as to the Company's ability to continue as a going concern. Management is considering several scenarios to restructure the company including seeking new equity or debt investments, acquiring another operating entity of entering into a new line of business. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                            Signatures
                            ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31 2003.

					GREENHOLD GROUP, INC.

                                        By: /s/ John Harris
                                           ----------------
                                                John Harris, President and
                                                Chief Executive Officer



    In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

                                        By: /s/ John Harris
                                           ----------------
                                                John Harris,President and
                                                Chief Executive Officer