Form 10QSB
period 2003-03-31
GREENHOLD GROUP INC
filed 2003-05-15
CIK 1103121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                               4300 N. Ocean Blvd
                        Fort Lauderdale, Florida 33308

                                 (954) 806 9083
             (Registrant's telephone number, including area code)


     As of May 14, 2003, there were 7,560,040 shares of the registrant's Common Stock outstanding.

PART I.	FINANCIAL INFORMAITON

Item 1.  Financial Statements.

The Financial Statements are included with this report commencing on page F-1.

Item 2.  Plan of Operation.

The executive offices were closed on March31, 2003. A mailing address was established on March 31,2003.

Management is considering a number of scenarios to restructure the company including seeking new equity or debt investments into the company, acquiring another operating entity or entering into a new line of business. Among the scenarios being considered, more than one would potentially allow the company to recommence functioning as an operating entity. The company is currently pursuing an opportunity in the newly emerging carbon credits business and intends to hire a series of consultants to assist in negotiating a deal and to prepare legal documentation. Additionally, Management believes it is likely that pursuing these scenarios may require a reverse split of its common stock and/or raising additional funds through private placements. Management is in the process of evaluating the above, as well as other potential courses of action and intends to finalize its restructuring plan in the near future.

Item 3.  Controls and Procedures.

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

PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings.

Southwest Florida Real Estate Company, LLC sued the company on January 21, 2003, claiming $307,008.00, as rent due from a lease existing with the company's partially owned subsidiary Online ServicesUSA, Inc, in the Circuit Court of The Twentieth Judicial District in and for Lee County, Florida. Case No. 03-CA LG. The company believes the case has no merit and is in the process of filing for Summary Judgment.

Tony Holley sued the company for $27,271.15 in the Circuit Court of Walton County, Florida on March 12,2003. Case #03ca000066. The company had negotiated an extended 6-month payment schedule with Mr. Holley and it was agreed that a payment of $1,000 per month would suffice until the company had reorganized it affairs. Subsequent to that agreement, Mr. Holley sued, claiming the whole amount being due. The original agreement to purchase shares from Mr. Holley stipulated the legal jurisdiction as the Circuit Court in Broward County, Florida. The company believes the lawsuit will be dismissed in Walton County. The company also believes the case is without merit and believes the court will support the payment amount of $1,000 per month for the next six months.


Item 2.  Changes in Securities and Use of Proceeds.

n/a


Item 3.  Defaults Upon Senior Securities.

n/a


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5.  Other Information.

n/a


Item 6.  Exhibits and Reports on Form 8-K.

No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

              GREENHOLD GROUP, INC & SUBSIDIARIES
                 (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         MARCH 31, 2003
                           (Unaudited)

                             ASSETS

CURRENT ASSETS
 Cash                                                 $    2,643
 Accounts receivable                                       1,208
 Current portion of note receivable - buyer of
  subscriber lists                                        43,619
 Due from related party                                   21,379
                                                     ------------
     Total Current Assets                                 68,849
                                                     ------------
PROPERTY, FURNITURE AND EQUIPMENT - NET                   24,935
                                                     ------------
OTHER ASSETS
 Note receivable - buyer of subscriber lists,
  less current portion                                      -
 Deposits                                                    410
                                                     ------------
     Total Other Assets                                      410
                                                     ------------
TOTAL ASSETS                                          $   94,194
                                                     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $1,094,869
 Current portion of notes payable                         91,002
 Notes payable - stockholders                            208,057
                                                     ------------
     Total Current Liabilities                         1,393,928

NOTES PAYABLE, LESS CURRENT PORTION                       13,896
                                                     ------------
     Total Liabilities                                 1,407,824
                                                     ------------

MINORITY INTEREST                                         37,566
                                                     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value 50,000,000
  shares authorized, 7,560,040 shares issued
  and outstanding                                          7,560
 Additional paid-in capital                            5,212,349
 Deficit                                              (6,480,059)
 Deficit accumulated during the development
  stage                                                  (91,046)
                                                     ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (1,351,196)
                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                            $   94,194
                                                     ============

   Read accompanying Notes to Condensed Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)




                                             Three Months Ended            Period from
                                                  March 31,             January 1, Through
                                            2003            2002          March 31, 2003
                                            ----            ----          --------------
REVENUES                                 $    -         $ 511,853            $   -

COST OF REVENUES                              -           196,056                -
                                         ---------      ---------            --------

GROSS PROFIT                                  -           315,797                -
                                         ---------      ---------            --------

EXPENSES
 General and administrative                 34,861        403,982              34,861
 Depreciation and amortization               4,963        259,853               4,963
 Interest expense                           13,167         28,032              13,167
 Minority interest in net income              -               551                -
                                         ---------      ---------            --------
     Total Expenses                         52,991        692,418              52,991
                                         ---------      ---------            --------

OPERATING (LOSS)                           (52,991)      (376,621)            (52,991)
                                         ---------      ---------            --------
OTHER INCOME (EXPENSES)
 Interest income                             1,298           -                  1,298
 Loss on disposal of property and
  equipment                                (39,353)          -                (39,353)
 Gain on sale of subscriber lists             -             8,104                -
                                         ---------      ---------            --------
     Total Other Income (Expenses)         (38,055)         8,104             (38,055)
                                         ---------      ---------            --------
NET (LOSS)                               $ (91,046)     $(368,517)           $(91,046)
                                         =========      =========            ========

(LOSS) PER SHARE                         $    (.01)     $    (.04)
                                         =========      =========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      7,560,040      9,116,984
                                         =========      =========


                 Read accompanying Notes to Condensed Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)






                                                       Three Months Ended             Period from
                                                           March 31,               January 1, Through
                                                      2003              2002         March 31, 2003
                                                      ----              ----         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $ (91,046)        $(368,517)         $(91,046)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization                      4,963           259,853             4,963
    Minority interest in net income                     -                  551               -
    Common stock issued for services                    -               95,000               -
    Gain on sale of subscriber lists                    -               (8,104)              -
    Loss on disposal of property and
     equipment                                        39,353              -               39,353
    (Increase) decrease in:
     Accounts receivable                              (1,208)           10,290            (1,208)
     Due from related party                           12,830           (32,326)           12,830
    Increase (decrease) in:
     Accounts payable and accrued expenses            26,586           141,626            26,586
     Deferred revenue                                   -              (48,482)             -
                                                  ----------        ----------        ----------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                           (8,522)           49,891            (8,522)
                                                  ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash received from repayment of note
  receivable - buyer of subscriber lists              12,395              -               12,395
 Proceeds received on sale of subscriber
  lists                                                 -              222,080              -
 Proceeds received on disposal of property
  and equipment                                        4,210              -                4,210
 Purchase of property and equipment                      -             (28,095)             -
                                                  ----------        ----------        ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES             16,605           193,985            16,605
                                                  ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable - stockholders           52,071            39,474            52,071
 Repayment of notes payable - stockholders           (49,738)          (40,750)          (49,738)
 Repayment of notes payable                           (8,629)          (25,079)           (8,629)
 Repayment of capital lease obligation                  -               (2,930)             -
                                                  ----------        ----------        ----------
NET CASH (USED IN) FINANCING ACTIVITIES               (6,296)          (29,285)           (6,296)
                                                  ----------        ----------        ----------

NET INCREASE IN CASH                                   1,787           214,591             1,787
CASH - BEGINNING                                         856             6,923               856
                                                  ----------        ----------        ----------
CASH - ENDING                                      $   2,643         $ 221,514         $   2,643
                                                  ==========        ==========        ==========





               Read accompanying Notes to Condensed Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                       (Unaudited)


                                             Three Months Ended            Period from
                                                  March 31,             January 1, Through
                                            2003              2002         March 31, 2003
                                            ----              ----         --------------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                $8,399           $5,600             $8,399
                                           ======           ======             ======

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Common shares issued for bulk web
 hosting software.                         $ -             $250,000            $ -
                                           ======          ========            ======
 Common shares issued for services
 rendered.                                 $ -             $ 95,000            $ -
                                           ======          ========            ======




    Read accompanying Notes to Condensed Financial Statements.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003




NOTE 1.   ORGANIZATION

          Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. With the sale of subscribers and the discontinuance of operations of Dot
          (SR), Inc. during the year ended December 31, 2002, the Company has effectively ceased as an operating entity. Commencing January 1, 2003, it became a development stage company. Management is considering several scenarios to restructure the company (Note 4).

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Form 10-KSB as filed with the SEC.

          Principles of Consolidation

          These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach Enterprises, Inc., DeFuniak Springs Internet, Inc. and DNT (Tech), Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003



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

NOTE 3.   CAPITAL STOCK

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of March 31, 2003, 7,560,040 common shares were issued and outstanding.

          On January 29, 2002, the Company issued 250,000 common shares for bulk web hosting software valued at $250,000.

          During January 2002, the Company issued 95,000 common shares for consulting and promotion services rendered for a value of $95,000.

NOTE 4.   GOING CONCERN

          The Company continues to incur operating losses and has incurred an operating loss of $91,046 for the three months ended March 31, 2003. The Company also has a working capital deficit of $1,325,079 as of March 31, 2003. With the sale of its subscribers and the discontinuance of the operations of Dot (SR), Inc. during the year ended December 31, 2002, the Company has

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003



NOTE 4.   GOING CONCERN (CONTINUED)

          effectively ceased as an operating entity. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management is considering several scenarios to restructure the company including seeking new equity or debt investments, acquiring another operating entity of entering into a new line of business. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

                           GREENHOLD GROUP, INC.

                           By: /s/ John Harris
                              ----------------
                            John Harris, President,
                            Chief Executive Officer and
                            Chief Financial Officer




In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2003.

                           By: /s/ John Harris
                              ----------------
                            John Harris, President,
                            Chief Executive Officer and
                            Chief Financial Officer

                           CERTIFICATIONS

I, John Harris, certify that:

1. I have reviewed this annual report on Form 10-QSB of Greenhold Group, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   May 14, 2003


                                   By: /s/ John Harris
                                   --------------------
                                   John Harris
                                   Chief Executive Officer
                                   Chief Financial Officer