Form 10QSB
period 2003-09-30
GREENHOLD GROUP INC
filed 2003-11-19
CIK 1103121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

                                 (321) 727-3020
             (Registrant's telephone number, including area code)


     As of November 14, 2003, there were 11,575.040 shares of the registrant's Common Stock outstanding.

PART I.	FINANCIAL INFORMAITON

Item 1.  Financial Statements.

The Financial Statements are included with this report commencing on page F-1.

Item 2.  Plan of Operation.

The company is currently pursuing an opportunity in the newly emerging
carbon credits business and   has engaged a number of consultants to negotiate
a deal. These consultants were paid in full for their services by issuing 2 million S-8 shares at a value of $.04 each. The debt owed by Accentra, Inc. for the purchase of subscribers in is default because of their failure to make scheduled monthly payments effective May 15,2003. Management is considering its option to collect the debt, including recovery of the subscribers.


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


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending September 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5.  Other Information.

n/a


Item 6.  Exhibits and Reports on Form 8-K.

No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

              GREENHOLD GROUP, INC & SUBSIDIARIES
                 (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 2003
                           (Unaudited)

                             ASSETS

CURRENT ASSETS
 Cash                                                 $    2,127
 Accounts receivable                                         659
 Due from related party                                   22,378
                                                      -----------
     Total Current Assets                                 25,164

PROPERTY, FURNITURE AND EQUIPMENT - NET                   24,639

DEPOSITS                                                     410
                                                      -----------
TOTAL ASSETS                                          $   50,213
                                                      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
 Accounts payable and accrued expenses                $1,118,323
 Current portion of notes payable                         83,796
 Notes payable - stockholders                            222,005
                                                      -----------
     Total Current Liabilities                         1,424,124

NOTES PAYABLE, LESS CURRENT PORTION                       15,024
                                                      -----------
     Total Liabilities                                 1,439,148
                                                      -----------
MINORITY INTEREST                                         37,566
                                                      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value 50,000,000
  shares authorized, 9,575,040 shares issued
  and outstanding                                          9,575
 Additional paid-in capital                            5,290,934
 Deferred compensation                                   (48,614)
 Deficit                                              (6,480,059)
 Deficit accumulated during the development
  stage                                                 (198,337)
                                                      -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (1,426,501)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            -----------
 (DEFICIT)                                            $   50,213
                                                      ===========



   Read accompanying Notes to Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)




                                             Three Months Ended         Nine Months Ended         Period from
                                               September 30,             September 30,         January 1, Through
                                            2003            2002       2003         2002       September 30, 2003
                                            ----            ----       ----         ----       ------------------
REVENUES                                 $    -         $ 155,994      $   -      $   906,525       $   -

COST OF REVENUES                              -           108,575          -          447,638           -
                                         ---------      ---------    ---------    -----------       --------

GROSS PROFIT                                  -            47,419          -          458,887           -
                                         ---------      ---------    ---------    -----------       --------

EXPENSES
 General and administrative                 18,367        507,411      116,811      1,222,572        116,811
 Depreciation and amortization                 148        291,735        5,259        753,613          5,259
 Interest expense                           14,869        143,171       39,015        294,915         39,015
 Minority interest in net income              -               552          -            1,654            -
                                         ---------      ---------    ---------    -----------       --------
     Total Expenses                         33,384        942,869      161,085      2,272,754        161,085
                                         ---------      ---------    ---------    -----------       --------

OPERATING (LOSS)                           (33,384)      (895,450)    (161,085)    (1,813,867)      (161,085)
                                         ---------      ---------    ---------    -----------       --------
OTHER INCOME (EXPENSES)
 Interest income                              -              -           1,661           -             1,661
 (Loss) on disposal of property
  and equipment                               -              -         (38,913)          -           (38,913)
 Gain on sale of subscriber lists             -           280,783          -          229,642            -
 Income from subsidiary                       -           198,883          -          198,883            -
                                         ---------      ---------    ---------    -----------       --------
     Total Other Income                       -           479,666      (37,252)       428,525        (37,252)
                                         ---------      ---------    ---------    -----------       --------
(LOSS) FROM CONTINUING OPERATIONS          (33,384)      (415,784)    (198,337)    (1,385,342)      (198,337)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                   -            (6,224)         -            23,481            -
                                         ---------      ---------    ---------    -----------       --------
NET (LOSS)                               $ (33,384)     $(422,008)   $(198,337)   $(1,361,861)     $(198,337)
                                         =========      =========    ==========   ===========      =========

(LOSS) PER SHARE:
 (Loss) from continuing operations       $    (.01)     $    (.04)    $   (.02)   $      (.14)
 Income from discontinued operations          -              -            -              -
                                         ---------      ---------    ---------    -----------
NET (LOSS)                               $    (.01)     $    (.04)    $   (.02)   $      (.14)
                                         =========      =========    =========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      9,575,040      9,497,897     8,626,963     9,420,040
                                         =========      =========     =========   ===========


                 Read accompanying Notes to Condensed Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)






                                                         Nine Months Ended               Period from
                                                           September 30,              January 1, Through
                                                      2003              2002          September 30, 2003
                                                      ----              ----         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $(198,337)        $(1,361,861)      $(198,337)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
    Depreciation and amortization                      5,259             758,980           5,259
    Provision for bad debts                           39,418                -             39,418
    Minority interest in net income                     -                  1,654             -
    Common stock issued for services                  31,986             250,000          31,986
    Gain on sale of subscriber lists                    -               (229,642)            -
    Loss on disposal of property and
     equipment                                        38,913                -             38,913
    Income from subsidiary                              -               (198,883)            -
    Changes in net assets and liabiities
     net of effects from purchase transaction:
    (Increase) decrease in:
     Accounts receivable                                (659)             18,518            (659)
     Due from related party                           11,831                -             12,830
     Deposits                                           -                   (450)           -
    Increase (decrease) in:
     Accounts payable and accrued expenses            50,040             551,043          50,040
     Deferred revenue                                   -                (67,467)           -
     Due to related party                               -                (32,614)           -
                                                  ----------          ----------        ----------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                          (21,549)           (310,722)        (21,549)
                                                  ----------          ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash received from repayment of note
  receivable - buyer of subscriber lists              16,596               7,895          16,596
 Cash acquired from acquisition                         -                    906            -
 Proceeds received on sale of subscriber
  lists                                                 -                622,966            -
 Proceeds received on disposal of property
  and equipment                                        4,650                -              4,650
 Purchase of property and equipment                      -               (69,822)           -
  Net advances from subsidiary                           -                32,958            -
                                                  ----------          ----------        ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES             21,246             594,903          21,246
                                                  ----------          ----------        ----------


                       Read accompanying Notes to Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)






                                                        Nine Months Ended               Period from
                                                           September 30,             January 1, Through
                                                      2003              2002         September 30, 2003
                                                      ----              ----         -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable - stockholders          178,821           104,477           178,821
 Repayment of notes payable - stockholders          (162,540)         (253,720)         (162,540)
 Repayment of notes payable                          (14,707)         (128,714)          (14,707)
 Proceeds from note payable - bank                      -               50,383              -
 Repayment of notes payable - bank                      -              (20,153)             -
 Repayment of capital lease obligation                  -               (8,343)             -
                                                  ----------        ----------        ----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  1,574          (256,070)            1,574
                                                  ----------        ----------        ----------

NET INCREASE IN CASH                                   1,271            28,111             1,271
CASH - BEGINNING                                         856             6,923               856
                                                  ----------        ----------        ----------
CASH - ENDING                                      $   2,127         $  35,034         $   2,127
                                                  ==========        ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                        $   4,273        $   31,035         $   4,273
                                                  ==========       ===========        ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

 Common shares issued for services
 rendered and to be rendered.                      $  80,600        $  250,000         $  80,600
                                                  ==========       ===========        ==========

 Common shares issued for bulk web
 hosting software.                                 $   -            $  250,000         $    -
                                                  ==========       ===========        ==========

Common shares issued and notes payable
incurred upon acquisition of all of the
outstanding common shares of Dot (SR), Inc.        $   -            $5,000,000         $    -
                                                  ==========       ===========        ==========


Common shares issued and debt assumed upon
acquisition of all of the outstanding common
shares of Ictransnet, Inc.                         $   -            $  230,611         $    -
                                                  ==========       ===========        ==========


    Read accompanying Notes to Condensed Financial Statements.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2003



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

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2003



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

          During April and May 2003, the Company issued 2,015,000 common shares for consulting services rendered and to be rendered for a value of $80,600. Deferred compensation of $48,614 has been reflected as a deduction in stockholders' equity for those services to be rendered.

          On August 1, 2002, the Company recalled and canceled 1,650,000 common shares without consideration. On December 21, 2000, 850,000 of these common shares were issued relating to the purchase of a subscriber list of an Internet service provider. During the quarter ended March 31, 2002, this subscriber list was sold. The cancellation of these common shares has been accounted for as additional proceeds on the sale equal to $.45 per share, the price per share as of August 1, 2002, for a

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2003



NOTE 3.   CAPITAL STOCK (CONTINUED)

          total of $382,500. The remaining 800,000 common shares were canceled at par as these shares were issued to founders.

          On July 8, 2002, the Company issued 130,000 common shares valued at $130,000 as partial consideration for the acquisition of all the outstanding common shares of Ictransnet, Inc., an Internet service provider.

          During the nine months ended September 2002, the Company issued 250,000 common shares for legal, consulting and promotion services rendered for a value of $250,000.

          On January 29, 2002, the Company issued 250,000 common shares for bulk web hosting software valued at $250,000.

          As of September 30, 2003, 9,575,040 common shares were issued and outstanding.

NOTE 4.   GOING CONCERN

          The Company continues to incur operating losses and has incurred an operating loss of $198,337 for the nine months ended September 30, 2003. The Company also has a working capital deficit of $1,398,960 as of September 30, 2003. With the sale of its subscribers and the discontinuance of the operations of Dot (SR), Inc. during the year ended December 31, 2002, the Company has effectively ceased as an operating entity. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management is considering several scenarios to restructure the company including seeking new equity or debt investments, acquiring another operating entity of entering into a new line of business. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2003



NOTE 4.   GOING CONCERN (CONTINUED)

          concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2003.

                           GREENHOLD GROUP, INC.

                           By: /s/ John Harris
                              ----------------
                            John Harris, President,
                            Chief Executive Officer and
                            Chief Financial Officer




In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2003.

                           By: /s/ John Harris
                              ----------------
                            John Harris, President,
                            Chief Executive Officer and
                            Chief Financial Officer

                     SECTION 906 CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Greenhold Group, Inc. (the "Company") that the
Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


                                   November 18, 2003


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


                                   November 18, 2003


                                   By: /s/ John Harris
                                   --------------------
                                   John Harris
                                   Chief Executive Officer
                                   Chief Financial Officer