Form 10KSB
period 2003-12-31
GREENHOLD GROUP INC
filed 2004-03-30
CIK 1103121

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-29707

                            GREENHOLD GROUP, INC.
           ------------------------------------------------------

(Exact name of registrant as specified in its charter)

           FLORIDA                         65-0910697
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

                             2960 Corey Road
                            Malabar FL 329500

                             (321) 727-3020
 (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company's revenues for the year ended December 31, 2003 were $0.

     As of March 25, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.03 per share held by non-affiliates on March 24, 2004) was $98,498.61.

     As of December 31, 2003, there were 9,575,040 shares of the registrant's Common Stock outstanding.

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

     Employees

As of the date of this report we have no employees.


Item 2.  DESCRIPTION OF PROPERTIES

We do not own any real property and do not intend to make any such acquisitions in the near future. Our principal executive and administrative offices are currently located in space that is owned by John Harris, our President and Chief Executive Officer and is located in Malabar, Florida. We are not presently incurring any rent expense associated with this space.

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending
December 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

As of December 31, 2003 there were approximately 60 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder) and a total of 9,575,040 shares of Common Stock issued and outstanding.

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


        Common Stock Closing Bid

Fiscal Quarter End              High             Low
                                -----            -----
        December 31, 2001       $2.00            $1.35
        March 31, 2002          $2.00            $1.65
        June 30, 2002           $1.65             $.06
        September 30, 2002      $.06              $.04
        December 31, 2002       $.06              $.04
        March 31, 2003          $.04              $.02
        June 30, 2003           $.04              $.02
        September 30, 2003      $.04              $.02
        December 30, 2003       $.04              $.02

Dividends
---------

We have never paid dividends and we intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.



Item 6.  PLAN OF OPERATION

The company experienced a major decline in revenues and expenditures during 2003 as a result of the sale and transfer of the subscriber lists which were completed during the last quarter of the of 2002 and the first quarter of 2003: the Fort Myers facility was closed in mid-November, and the company closed its facilities in Fort Lauderdale on March 31, 2003.
With the completion of these subscriber sales and the closure of its operations and head office facilities the company ceased daily operations as an operating entity.

For example, revenues were reduced from $1,048,001 in 2002
to $0 in 2003. And, expenses were reduced from $1,937,800   in
2002 to $129,132 in 2003. Loss from operations was reduced in 2003 to $129,132 from $1,365,348 in 2002.

As a result of ceasing operations and the activities of operating ISP's the company's revenues were reduced to nil, and expenses were reduced during the last 3 quarters of 2003 of to only the cost of maintaining the corporate structure. Most of the expenses incurred during 2003, which totaled $189,808, were incurred as a result of losses on the disposal of property and equipment, and the costs of operating the head office during the 1st quarter of 2003.

The President of the company has funded the costs of maintaining the corporation during the last three quarters of 2003, and may continue to make advances during the next quarter.

Item 7.  FINANCIAL STATEMENTS

The Financial Statements are included with this report commencing on page F-1.



Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name			Age		Title			Director since

John D. Harris        	63     		President, Director	2000


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

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or accrued for the fiscal years ended December 31, 2003, 2002 and 2001 to our President.

Annual Compensation




                                              Other         Restricted  Securities             All
Name and             Fiscal                   Annual        Stock       Underlying   LTIP      Other
Principal Position   Year    Salary   Bonus   Compensation  Awards      Options      Payouts   Compensation
------------------   ------  ------   -----   ------------  ------      -------      -------   ------------
-----------------------------------------------------------------------------------------------------------
John Harris,         2003     0         -         -           -            -          -
President
-----------------------------------------------------------------------------------------------------------
                     2002     0         -         -           -            -          -            -
-----------------------------------------------------------------------------------------------------------
                     2001   150,000     -         -           -            -          -            -
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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:


                                Number of
Name and Address of              Shares             Percent
Beneficial Owner                 Owned               Owned
-------------------              -----               -----


John Harris
C/O Greenhold Group, Inc.
1995 E. Oakland Park
Blvd.
Suite 350
Oakland Park, FL  33306         2,008,324            23.45%

Dana Gallup
Law Offices of Dana M.
Gallup, P.A.
1995 Oakland Park
Blvd.
Suite 350
Oakland Park,
Florida 33306                   1,355,578            15.83%

George Papapostolou
1342 Colonial Blvd.,
Suite 17
Fort Myers, FL  33907             912,851            10.66%

All Directors and
Officers as a Group
(1 Person)                      2,008,324            23.45%





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

                     GREENHOLD GROUP, INC. & SUBSIDIARIES

                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2003

                     GREENHOLD GROUP, INC. & SUBSIDIARIES

                         (A Development Stage Company)

                                    CONTENTS





Independent Auditor's Report                               1

Financial Statements:

 Consolidated Balance Sheet                                2

 Consolidated Statements of Operations                     3

 Consolidated Statements of Changes in
  Stockholders' Equity (Deficit)                           4

 Consolidated Statements of Cash Flows                   5 - 6

 Notes to Consolidated Financial Statements              7 - 18

INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Greenhold Group, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Greenhold Group, Inc. & Subsidiaries, (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenhold Group, Inc. & Subsidiaries (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Greenhold Group, Inc. & Subsidiaries will continue as a going concern.
As discussed in Note 11 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Greenhold Group, Inc. & Subsidiaries to continue as a going concern at December 31, 2003. Management's plans in regard to that matter also are described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Earl M. Cohen C.P.A. P.A.
------------------------------
    Earl M. Cohen C.P.A. P.A.

March 5, 2004
Boca Raton, Florida

                     GREENHOLD GROUP, INC & SUBSIDIARIES
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2003


ASSETS

CURRENT ASSETS
 Cash                                                       $    1,317
 Due from related party                                         24,379
                                                            -----------
    Total Current Assets                                        25,696

PROPERTY, FURNITURE AND EQUIPMENT - NET                          1,066

DEPOSITS                                                           410
                                                            -----------
TOTAL ASSETS                                                $   27,172
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                      $1,105,501
 Current portion of notes payable                               96,017
 Notes payable - stockholders                                  233,904
                                                            -----------
     Total Current Liabilities                               1,435,422

LONG-TERM LIABILITIES
 Notes payable - less current portion			          -
                                                            -----------
     Total Liabilities                                       1,435,422

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)				    (1,408,250)
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                           $   27,172
                                                            ===========




    Read accompanying Notes to Financial Statements.

                     GREENHOLD GROUP, INC & SUBSIDIARIES
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2003 AND 2002






                                                                          Period From
                                                                     January 1 through
                                      2003          2002             December 31, 2003
                                      ----          ----             -----------------

REVENUES                              $    -        $ 1,048,001      $       -

COST OF REVENUES                           -            475,549              -
                                      ----------    ------------     -------------
GROSS PROFIT                               -            572,452              -
                                      ----------    ------------     -------------

EXPENSES
 General and administrative              71,513       1,523,173            71,513
 Depreciation and amortization            5,408         333,678             5,408
 Interest expense                        52,211          89,537            52,211
 Minority interest in net (loss)           -             (8,588)             -
                                      ----------    ------------     -------------

Total Expenses                          129,132       1,937,800           129,132
                                      ----------    ------------     -------------

(LOSS) FROM OPERATIONS                 (129,132)     (1,365,348)         (129,132)
                                      ----------    ------------     -------------

OTHER INCOME (EXPENSES)
 Interest income                          1,661            -                1,661
 Gain on sale of subscribers               -            224,362              -
 Income from subsidiary                    -            111,810              -
 Loss on disposal of property and
  equipment                             (62,337)       (143,417)          (62,337)
 Impairment of investment in
  subsidiary                               -           (152,964)             -
                                      ----------    ------------     -------------

Total Other (Loss) Income               (60,676)         39,791           (60,676)
                                      ----------    ------------     -------------

(LOSS) FROM CONTINUING OPERATIONS      (189,808)     (1,325,557)         (189,808)
                                      ----------    ------------     -------------

DISCONTINUED OPERATIONS
 (Loss) from operations of
  discontinued business                    -           (715,515)             -
 (Loss) from disposal of
  discontinued business                    -           (224,485)             -
                                      ----------    ------------     -------------

(LOSS) FROM DISCONTINUED OPERATIONS        -           (940,000)             -
                                      ----------    ------------     -------------

NET (LOSS)                            $(189,808)    $(2,265,557)     $   (189,808)
                                      ==========    ============     =============

(LOSS) PER SHARE:
 (Loss) from continuing operations    $    (.02)    $      (.14)
 (Loss) from discontinued operations       -               (.10)
                                      ----------    ------------

  Net (loss)                          $    (.02)    $      (.24)
                                      ==========    ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          8,865,930       9,323,122
                                      =========       =========



	Read accompanying Notes to Financial Statements.

                         GREENHOLD GROUP, INC. & SUBSIDIARIES
                            (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                                          Deficit
                                                                                                        Accumulated
                                           Common Stock         Additional                                During
                                          # of       Par          Paid-in       Deferred                Development
                                         Shares     Value         Capital     Compensation   Deficit      Stage       Total
                                         ------     -----         -------     ------------   -------      -----       -----

Balance - December 31, 2001            8,880,040   $8,880       $4,323,829    $    -        $(4,214,502)    $  -       $  118,207

Common shares issued upon purchase
 acquisitions                          1,130,000    1,130        1,128,870         -               -           -        1,130,000
Common shares issued for bulk web
 hosting software                        250,000      250          249,750         -               -           -          250,000
Common shares issued for services
 rendered                                250,000      250          249,750         -               -           -          250,000
Cancellation of common shares         (2,950,000)  (2,950)        (739,850)        -               -           -         (742,800)
Net (loss) during year                     -         -                -            -         (2,265,557)       -       (2,265,557)
                                      ----------   ------       ----------   ---------       -----------   ---------  -----------
Balance - December 31, 2002            7,560,040   $7,560       $5,212,349         -        $(6,480,059)       -      $(1,260,150)

April 1, 2003 - Common shares
 issued for services rendered            300,000      300           11,700         -               -           -           12,000

May 15, 2003 - Common shares
 issued for services rendered and
 to be rendered                        1,715,000    1,715           66,885    (38,892)             -           -           29,708

Net (loss) during year                     -         -                -            -               -       (189,808)     (189,808)
                                      ----------   ------       ----------   ---------       -----------   ---------   -----------

Balance - December 31, 2003            9,575,040   $9,575       $5,290,934   $(38,892)      $(6,480,059)  $(189,808)  $(1,408,250)
                                      ==========   ======       ===========  =========       ===========   =========   ===========




	Read accompanying Notes to Financial Statements.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                   Period From
                                                                               January 1, Through
                                                     2003        2002          December 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                       $(189,808)   $(2,265,557)    $ (189,808)
 Adjustments to reconcile net (loss) to
 net cash (used in) operating activities:
  Depreciation and amortization                       5,408        333,678          5,408
  Depreciation and amortization included in
   loss from operations of discontinued
   business                                            -           686,042           -
  Bad debt - note receivable                         39,418           -            39,418
  Minority interest in net (loss)                      -            (8,588)          -
  Write-off of minority interest                    (37,566)          -           (37,566)
  Common stock issued for services                   41,708        200,000         41,708
  Gain on sale of subscriber lists                     -          (224,362)          -
  Loss on disposal of property and equipment         62,337        143,417         62,337
  Income from subsidiary                               -          (111,810)          -
  Impairment of investment in subsidiary               -           152,964           -
  Loss on disposal of discontinued business            -           224,485           -
  Changes in assets and liabilities net
  of effects from purchase transaction:
   (Increase) decrease in:
    Accounts receivable                                -            59,846           -
    Deposits                                           -             7,000           -
    Due from related party                            9,830        (66,823)         9,830
   Increase (decrease) in:
    Accounts payable and accrued expenses            37,217        457,221         37,217
    Deferred revenue                                   -           (67,467)          -
                                                   ---------     -----------     ---------
NET CASH (USED IN) OPERATING ACTIVITIES             (31,456)      (479,954)       (31,456)
                                                   ---------     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net advances from subsidiary                          -            83,531           -
 Net liabilities of discontinued operations            -           171,803           -
 Cash acquired from acquisition                        -               906           -
 Proceeds received on sale of subscriber
  lists                                                -           617,686           -
 Cash received from repayment of note
  receivable - buyer of subscriber lists             16,596         19,986         16,596
 Purchase of property and equipment                    -           (69,822)          -
 Proceeds received on disposal of property
  and equipment                                       4,650          5,522          4,650
                                                   ---------     -----------     ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES            21,246        829,612         21,246
                                                   ---------     -----------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable - bank                     -            50,383           -
 Repayment of notes payable - bank                     -           (50,383)          -
 Proceeds from notes payable - stockholders         206,821        145,974        206,821
 Repayment of notes payable - stockholders         (178,640)      (350,672)      (178,640)
 Repayment of notes payable                         (17,510)      (142,684)       (17,510)
 Repayment of capital lease obligation                 -            (8,343)          -
                                                   ---------     -----------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                          10,671       (355,725)        10,671
                                                   ---------     -----------     ---------

NET INCREASE (DECREASE) IN CASH                         461         (6,067)           461
CASH - BEGINNING                                        856          6,923            856
                                                   ---------     -----------     ---------
CASH - ENDING                                     $   1,317    $       856       $  1,317
                                                   =========     ===========     =========



	Read accompanying Notes to Financial Statements.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                  Period From
                                                                               January 1 Through
                                                        2003          2002     December 31, 2003
                                                        ----          ----     ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest                                            $4,596       $44,139      $4,596
                                                       ======       =======      ======




SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2003:
-----------------------------

Common shares issued for services rendered
 and to be rendered.                                          $   80,600
                                                              ==========
YEAR ENDED DECEMBER 31, 2002:
-----------------------------

Common shares issued and notes payable
incurred upon acquisition of all of the
outstanding common shares of Dot (SR),
Inc. On December 31, 2002, the purchase
agreement was rescinded (Note 3).                             $5,000,000
                                                              ==========
Common shares issued and debt assumed
upon acquisition of all of the outstanding
common shares of Ictransnet, Inc.                             $  230,611
                                                              ==========
Common shares issued for bulk web hosting
software. On November 7, 2002, the purchase
was canceled (Note 8).                                        $  250,000
                                                              ==========
Common shares issued for services rendered.
On November 7, 2002, 50,000 of these common
shares were canceled in connection with
consulting fees incurred upon the purchase
of the bulk web hosting software (Note 8).	       	      $  200,000
                                                              ==========



                Read accompanying Notes to Financial Statements.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 1.	ORGANIZATION
        ------------

Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. With the sale of subscribers and the discontinuance of operations of Dot
(SR), Inc. during the year ended December 31, 2002, the Company has effectively ceased as an operating entity.
Commencing January 1, 2003, it became a development stage company. Management is considering several scenarios to restructure the company (Note 11). The Company's headquarters is in Malabar, Florida.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Principles of Consolidation
        ---------------------------

These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach
Enterprises, Inc. and DeFuniak Springs Internet, Inc. from the date of acquisition. DNT (Tech), Inc., previously a subsidiary, was wound up.

All significant intercompany balances and transactions have been eliminated in consolidation.

        Investment in Subsidiary
        ------------------------

The Company accounts for its wholly owned subsidiary, Ictransnet, Inc. on the equity method. Under the equity method, the Company recognizes its share of the net income or loss which increases or reduces its investment in the subsidiary. As of December 31, 2002, the investment has been written off due to a decline in it's value.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

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

Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

             Furniture and fixtures                  7 years
             Computer equipment                      5 years

        Advertising Costs
        -----------------

Advertising costs are expensed as incurred. During the years ended December 31, 2003 and 2002, advertising costs charged to expense included in general and administrative costs was $0 and $76,110, respectively.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

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

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 3.	ACQUISITIONS
        ------------

        Business Acquisitions
        ---------------------

Effective July 15, 2002, the Company acquired all the outstanding common shares of Ictransnet, Inc., an Internet service provider under a Chapter 11 reorganization for $230,611. The Company issued 130,000 common shares valued at $130,000 and the assumption of debt for $100,611.
Because the company is still in a legal reorganization, it has not been consolidated but has been accounted for using the equity method. On July 17, 2002, the subscriber list was sold (Note 9).

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

The following summarizes the fair value of the assets acquired and liabilities assumed for the acquisition during the year ended December 31, 2002:

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 3.	ACQUISITIONS
        ------------

        Business Acquisitions
        ---------------------

Cash                                         $    906
Accounts receivable                             6,650
Property and equipment                          4,028
Registry set-up fee                            45,000
Registration fee                                7,833
Accounts payable/accrued expenses            (145,327)
                                             ---------
Net assets                                   $(80,910)
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

NOTE 4.	PROPERTY AND EQUIPMENT
        ----------------------


Property and equipment as of December 31, 2003 consisted of the following:

   Furniture and equipment                         $  318
   Computer equipment				    2,650
                                                   -------
                                                    2,968

   Accumulated depreciation 			   (1,902)
                                                   -------
   Total                                           $1,066
                                                   =======
For the years ended December 31, 2003 and 2002, depreciation expense was $5,408 and $73,827, respectively.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 5.	NOTES PAYABLE
        -------------

Notes payable as of December 31, 2003 consisted of the following:

  12% note payable issued to a
  stockholder, secured by furniture
  and equipment, $664 payable monthly
  including interest, due February
  2004. The note payable is in default.		$  6,292

  7% note payable, secured by
  substantially all assets purchased
  from DeFuniak Springs Internet, Inc.,
  $3,500 payable monthly including
  interest with a balloon payment of
  approximately $48,000, due September
  2003. The note payable is in default.		  69,522

  7% notes payable, secured by
  subscriber list and equipment,
  $1,250 payable monthly including
  interest with a balloon payment
  of $5,844, due December 2004. The
  note payable is in default.                     20,203
                                                ---------
                                                  96,017
  Current portion                                   -
                                                ---------
  Total                                         $ 96,017
                                                =========

NOTE 6.	RELATED PARTY TRANSACTIONS
        --------------------------

        Due From Related Party
        ----------------------

Due from related party represents net advances to Dot (SR), Inc., for working capital purposes
(Note 3). The advances are non-
interest bearing and have no fixed
term of repayment.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)
        --------------------------------------

        Notes Payable - Stockholders
        ----------------------------

Notes payable - stockholders bear interest at 18% per annum advanced for working capital purposes. The advances are due within 60 days of the date of the advance but are automatically renewable. Notes payable totaling $245,905 are secured by substantially all assets of the Company. The remaining notes payable are unsecured. As of December 31, 2003, accrued interest was $155,767 and is included in accounts payable and accrued expenses.

        Office Facilities
        -----------------

Commencing April 2003, the Company maintains its office facilities at the home of its president without charge.

NOTE 7.	INCOME TAXES
        ------------

As of December 31, 2003 and 2002, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset as of December
31, 2003 and 2002 are as follows:

                                      2003              2002

Net operating loss
 carryforwards	 		  $1,940,400     $1,859,000
Subscriber lists and
 goodwill                               -           538,300
Start-up expenditures                 (3,800)       (65,700)
                                  -----------    -----------
Total				   1,936,600      2,331,600
Less: Valuation allowance         (1,936,600)    (2,331,600)
                                  -----------    -----------
Net deferred income tax
 asset				  $    -         $     -
                                  ===========    ===========

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 7.	INCOME TAXES (CONTINUED)
        ------------------------

During the year ended December 31, 2003, the valuation allowance decreased by $395,000.

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

  Tax (benefit) at federal statutory rate	(34.00)%
  State tax (benefit), net of federal
   benefit                                       (3.63)
  Valuation allowance                            37.63
                                               -------
  Tax provision (benefit)                        00.00%
                                               =======


The Company has net operating loss carryforwards for federal and state purposes of approximately $5,155,000 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through December 31, 2023.

NOTE 8.	CAPITAL STOCK
        -------------

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2003, 9,575,040 common shares were issued and outstanding.

During April and May 2003, the Company issued 2,015,000 common shares for consulting services rendered and to be rendered for a value of $80,600. Deferred compensation of $38,892 has been reflected as a deduction in stockholders' equity for those services to be rendered.

On August 1, 2002, the Company recalled and canceled
1,650,000 common shares without consideration. On December
21, 2000, 850,000 of these common shares were

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 8.	CAPITAL STOCK (CONTINUED)
        -------------------------

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

During the year ended December 31, 2002, the Company issued
250,000 common shares for legal, consulting and promotion services rendered for a value of $250,000. On November 7, 2002, 50,000 of these common shares were canceled in connection with consulting fees incurred upon the purchase of the bulk web hosting software.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 9.	SALE OF SUBSCRIBER LISTS
        ------------------------

Effective July 15, 2002, the Company sold the subscriber list of its DeFuniak Internet Services, Inc. subsidiary for $256,000. The Company received $180,000 in cash and the balance in a $76,000 note receivable. The note was receivable in eighteen monthly payments of $4,564 including interest at 10% due January 2004. During the year ended
December 31, 2003, the note receivable was written off as uncollectible.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

        Operating Leases
        ----------------

The Company leased its head office and Internet provider locations under operating leases expiring through October
2006. The lease for the head office provided for monthly base rental payments of $2,695 including sales tax. The rental payments were subject to 5% increases each lease

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
          -----------------------------------------

        Operating Leases (Continued)
        ----------------------------

year. The lease expires December 31, 2005 but was terminated March 31, 2003 for no additional rent. The Ft.
Myers Internet provider location lease provided for monthly base rent beginning at $6,780 increasing to $7,760 in the final lease year including sales tax. The lease also contained an option to purchase the building for $735,000 plus closing costs. The purchase price increases 5% each lease year and the option expires October 14, 2006. During
November 2002, the Company vacated the premises and the landlord has initiated a lawsuit for breach of contract and nonpayment of rent (See "Litigation"). The Inverness
Internet provider location provided for monthly base rent of $610 increasing to $636 beginning the second lease year.
The lease expires October 31, 2004 but was terminated in April 2002 upon payment of two additional months rent. The
Company vacated the DeFuniak Springs Internet provider location. Rental payments were on a month to month basis.

During the years ended December 31, 2003 and 2002, rent expense was $5,689 and $139,997, respectively.

        Litigation
        ----------

The Company is a defendant in a lawsuit brought against it by the landlord of its Ft. Myers Internet provider location for breach of contract and nonpayment of rent. The lawsuit asks for damages equal to all remaining rental payments due under the lease totaling $307,008 exclusive of costs and interest. As of December 31, 2003, this amount has been accrued and is included in accounts payable and accrued expenses.

                     GREENHOLD GROUP, INC. & SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003



NOTE 11.  GOING CONCERN
          -------------

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company continues to incur losses including an operating loss of $189,808 for the year ended
December 31, 2003 and has a working capital deficit of $1,409,726 as of December 31, 2003. With the sale of its subscribers and the discontinuance of the operations of Dot
(SR), Inc., the Company has effectively ceased as an operating entity. These conditions create an uncertainty as to the Company's ability to continue as a going concern.
Management is considering several scenarios to restructure the company including seeking new equity or debt investments, acquiring another operating entity of entering into a new line of business. The ability of the Company to continue as a going concern is dependent upon the success of these actions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

            GREENHOLD GROUP, INC.

        By:  /s/ John Harris
           ---------------------
                 John Harris, President and
                 Chief Executive Officer



	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

        By:  /s/ John Harris
           ------------------
                 John Harris, President and
                 Chief Executive Officer