Form 10QSB
period 2004-03-31
GREENHOLD GROUP INC
filed 2004-05-10
CIK 1103121

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

                               2960 Corey Road
                              Malabar FL 329500
              (Address of principal executive offices, Zip Code)

                                (321) 727-3020
             (Registrant's telephone number, including area code)


As of May 7, 2004, there were 9,575,040 shares of the registrant's Common Stock outstanding.

PART I.	FINANCIAL INFORMAITON

Item 1.  Financial Statements.

         The Financial Statements are included with this report commencing on page F-1.

Item 2.  Plan of Operation.

         The company continues to investigate various proposals and has not made any decisions during the first quarter of 2004.

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

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Small Business Issuer
Purchases of Equity Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the quarter ending March
31, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

              GREENHOLD GROUP, INC & SUBSIDIARIES
                 (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2004
                           (Unaudited)

                             ASSETS

CURRENT ASSETS
 Cash                                                 $    1,024
 Due from related party                                   24,379
                                                      -----------
     Total Current Assets                                 25,403

PROPERTY, FURNITURE AND EQUIPMENT - NET                      917

DEPOSITS                                                     410
                                                      -----------
TOTAL ASSETS                                          $   26,730
                                                      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
 Accounts payable and accrued expenses                $1,122,639
 Current portion of notes payable                         96,017
 Notes payable - stockholders                            238,804
                                                      -----------
     Total Current Liabilities                         1,457,460

NOTES PAYABLE, LESS CURRENT PORTION                          -
                                                      -----------
     Total Liabilities                                 1,457,460
                                                      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value 50,000,000
  shares authorized, 9,575,040 shares issued
  and outstanding                                          9,575
 Additional paid-in capital                            5,290,934
 Deferred compensation                                   (29,170)
 Deficit                                              (6,480,059)
 Deficit accumulated during the development
  stage                                                 (222,010)
                                                      -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (1,430,730)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            -----------
 (DEFICIT)                                            $   26,730
                                                      ===========



   Read accompanying Notes to Condensed Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)




                                             Three Months Ended             Period from
                                                   March 31,              January 1 2003,
                                            2004            2003       Through March 31, 2004
                                            ----            ----       ----------------------
REVENUES                                 $    -         $    -         $   -

COST OF REVENUES                              -              -             -
                                         ---------      ---------    ---------

GROSS PROFIT                                  -              -             -
                                         ---------      ---------    ---------

EXPENSES
 General and administrative                 18,876         34,861       90,389
 Depreciation and amortization                 149          4,963        5,557
 Interest expense                           13,177         13,167       65,388
                                         ---------      ---------    ---------
     Total Expenses                         32,202         52,991      161,334
                                         ---------      ---------    ---------

OPERATING (LOSS)                           (32,202)       (52,991)    (161,334)
                                         ---------      ---------    ---------
OTHER INCOME (EXPENSES)
 Interest income                              -             1,298        1,661
 (Loss) on disposal of property
  and equipment                               -           (39,353)     (62,337)
                                         ---------      ---------    ---------
     Total Other (Expenses)                   -           (38,055)     (60,676)
                                         ---------      ---------    ---------
NET (LOSS)                               $ (32,202)     $ (91,046)   $(222,010)
                                         =========      =========    ==========

(LOSS) PER SHARE:                        $    -         $    (.01)
                                         =========      =========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      9,575,040      7,560,040
                                         =========      =========


              Read accompanying Notes to Condensed Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)






                                                        Three Months Ended               Period from
                                                              March 31,               January 1 2003, Through
                                                      2004              2003          March 31, 2004
                                                      ----              ----         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $ (32,202)        $   (91,046)      $(222,010)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
    Depreciation and amortization                        149               4,963           5,557
    Bad debt - note receivable                          -                   -             39,418
    Write-off of minority interest                      -                   -            (37,566)
    Common stock issued for services                   9,722                -             51,430
    Loss on disposal of property and
     equipment                                          -                 39,353          62,337
    (Increase) decrease in:
     Accounts receivable                                -                 (1,208)           -
     Due from related party                             -                 12,830           9,830
    Increase (decrease) in:
     Accounts payable and accrued expenses            17,138              26,586          54,355
                                                  ----------          ----------        ----------
NET CASH (USED IN) OPERATING  ACTIVITIES              (5,193)             (8,522)        (36,649)
                                                  ----------          ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash received from repayment of note
  receivable - buyer of subscriber lists                -                 12,395          16,596
 Proceeds received on disposal of property
  and equipment                                         -                  4,210           4,650
                                                  ----------          ----------        ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES               -                 16,605          21,246
                                                  ----------          ----------        ----------


               Read accompanying Notes to Condensed Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)






                                                        Three Months Ended               Period from
                                                              March 31,               January 1 2003, Through
                                                      2004              2003          March 31, 2004
                                                      ----              ----         -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable - stockholders            6,000            52,071           212,821
 Repayment of notes payable - stockholders            (1,100)          (49,738)         (179,740)
 Repayment of notes payable                             -               (8,629)          (17,510)
                                                  ----------        ----------        ----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  4,900            (6,296)           15,571
                                                  ----------        ----------        ----------

NET INCREASE (DECREASE) IN CASH                         (293)            1,787               168
CASH - BEGINNING                                       1,317               856               856
                                                  ----------        ----------        ----------
CASH - ENDING                                      $   1,024         $   2,643         $   1,024
                                                  ==========        ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                        $    -           $    8,399         $   4,596
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
                                                                                      ==========


    Read accompanying Notes to Condensed Financial Statements.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004



NOTE 1.   ORGANIZATION

          Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. With the sale of subscribers and the discontinuance of operations of Dot
          (SR), Inc. during the year ended December 31, 2002, the Company has effectively ceased as an operating entity. Commencing January 1, 2003, it became a development stage company. The Company's headquarters in in Malabar, Florida.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Form 10-KSB as filed with the SEC.

          Principles of Consolidation

          These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach Enterprises, Inc., DeFuniak Springs Internet, Inc.
          All significant intercompany balances
          and transactions have been eliminated in consolidation.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004



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

NOTE 3.   CAPITAL STOCK

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of March 31, 2004, 9,575,040 common shares were issued and outstanding.

NOTE 4.   GOING CONCERN

          The Company continues to incur operating losses and has incurred an operating loss of $32,202 for the three months ended March 31, 2004. The Company also has a working capital deficit of $1,432,057 as of March 31, 2004. With the sale of its subscribers and the discontinuance of the operations of Dot (SR), Inc. during the year ended December 31, 2002, the Company has effectively ceased as an operating entity. These conditions create substantial doubt as to the Company's ability to continue as a going concern. Management is considering several scenarios to restructure the company including seeking new equity or debt investments, acquiring another operating entity of entering into a new line of business. The ability of the Company to continue

              GREENHOLD GROUP, INC. & SUBSIDIARIES
                 (A Development Stage Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004





          as a going concern is dependent upon the success of these actions. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2004.

					GREENHOLD GROUP, INC.

                                        By:     /s/ John Harris
                                           ----------------------
                                        John Harris, President,
					Chief Executive Officer and
					Chief Financial Officer



	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 7, 2004.

                                        By:     /s/ John Harris
                                           -----------------------
                                        John Harris, President,
					Chief Executive Officer and
					Chief Financial Officer

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

         4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the
registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

                  c) Presented in this annual report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls.

         6. The registrant`s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 7, 2004

                                          By:    /s/ John Harris
                                             ------------------------
                                             John Harris
                                             Chief Executive Officer
                                             Chief Financial Officer

EX-99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Greenhold Group, Inc. for the quarter ended March 31, 2004, I, John Harris, President, Chief Executive Officer and Chief Financial Officer of Greenhold Group, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	Such Quarterly Report on Form 10-QSB for the quarter ended
March 31, 2004, fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	The information contained in such Quarterly Report on Form
10-QSB for the quarter ended March 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Greenhold Group, Inc.

By:  John Harris

/s/ John Harris
--------------------
President, Chief Executive Officer and Chief Financial Officer