Form 10QSB
period 2004-06-30
GREENHOLD GROUP INC
filed 2004-08-11
CIK 1103121

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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


As of August 10, 2004, there were 9,575,040 shares of the registrant's Common Stock outstanding.

PART I.	FINANCIAL INFORMAITON

Item 1.  Financial Statements.

              GREENHOLD GROUP, INC & SUBSIDIARIES
   (A Development Stage Company - Commencing January 1, 2003)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         JUNE 30, 2004
                           (Unaudited)
                             ASSETS
CURRENT ASSETS
 Cash                                                 $      373
 Due from related party                                   24,379
                                                      ----------
     Total Current Assets                                 24,752

PROPERTY, FURNITURE AND EQUIPMENT - NET                      769

DEPOSITS                                                     410
                                                      ----------
TOTAL ASSETS                                          $   25,931
                                                      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $1,135,228
 Current portion of notes payable                         96,017
 Notes payable - stockholders                            242,904
                                                      ----------
     Total Current Liabilities                         1,474,149
NOTES PAYABLE, LESS CURRENT PORTION                         -
                                                      ----------
     Total Liabilities                                 1,474,149
                                                      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value 50,000,000
  shares authorized, 9,575,040 shares issued
  and outstanding                                          9,575
 Additional paid-in capital                            5,290,934
 Deferred compensation                                   (19,448)
 Accumulated deficit at December 31, 2002             (6,480,059)
 Deficit accumulated during the development
  stage                                                 (249,220)
                                                      ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (1,448,218)
                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                            $   25,931
                                                      ==========

          Read accompanying Notes to Financial Statements

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
               (A Development Stage Company - Commencing January 1, 2003)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                      Three Months             Six Months               Period From
                                     Ended June 30,            Ended June 30,          January 1, 2003
                                                                                           Through
                                    2004           2003         2004           2003        June 30, 2004
                                    ----           ----         ----           ----        -------------
REVENUES                          $   -         $    -       $    -       $      -           $    -

COST OF REVENUES                      -              -            -              -                -
                                  -------       --------     --------     ----------         --------

GROSS PROFIT                          -              -            -              -                -
                                  -------       --------     --------     ----------         --------

EXPENSES
 General and administrative        13,765         63,583       32,641         98,444          104,154
 Depreciation and amortization        148            148          297          5,111            5,705
 Interest expense                  13,297         10,979       26,474         24,146           78,685
                                  -------       --------     --------     ----------         --------
     Total Expenses                27,210         74,710       59,412        127,701          188,544
                                  -------       --------     --------     ----------         --------
OPERATING (LOSS)                  (27,210)       (74,710)     (59,412)      (127,701)        (188,544)
                                  -------       --------     --------     ----------         --------

OTHER INCOME (EXPENSES)
 Interest income                      -              363         -             1,661            1,661
 Gain (loss)on disposal of
  property and equipment              -              440         -           (38,913)         (62,337)
                                  -------       --------     --------     ----------         --------
   Total Other Income (Expenses)      -              803         -           (37,252)         (60,676)
                                  -------       --------     --------     ----------         --------

NET (LOSS)                       $(27,210)     $ (73,907)   $ (59,412)   $  (164,953)       $(249,220)
                                  =======       ========     ========     ==========         ========

(LOSS) PER SHARE                 $   -         $    (.01)   $    (.01)   $      (.02)       $    (.03)
                                  =======       ========     ========     ==========         ========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          9,575,040      8,723,666    9,575,040      8,145,068        9,101,868
                                =========      =========    =========      =========        =========


                      Read accompanying Notes to Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
               (A Development Stage Company - Commencing January 1, 2003)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                         Six Months Ended                  Period from
                                                            June 30,                    January 1, 2003
                                                                                            Through
                                                      2004             2003               June 30, 2004
                                                      ----             ----               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                       $ (59,412)       $ (164,953)          $(249,220)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
    Depreciation and amortization                        297             5,111               5,705
    Bad debt - note receivable                          -               39,418              39,418
    Write-off of minority interest                      -                   -              (37,566)
    Amortization of deferred compensation             19,444            22,262              61,152
    Loss on disposal of property and equipment          -               38,913              62,337
      (Increase) decrease in:
       Accounts receivable                              -                 (659)               -
       Due from related party                           -               12,830               9,830
      Increase (decrease) in:
       Accounts payable and accrued expenses          29,727            20,113              66,944
                                                   ---------        ----------            --------
NET CASH (USED IN) OPERATING ACTIVITIES               (9,944)          (26,965)            (41,400)
                                                   ---------        ----------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash received from repayment of note
  receivable - buyer of subscriber lists                -               16,596              16,596
 Proceeds received on disposal of property
  and equipment                                         -                4,650               4,650
                                                   ---------        ----------            --------

NET CASH PROVIDED BY INVESTING ACTIVITIES               -               21,246              21,246
                                                   ---------        ----------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable - stockholders           10,100           147,821             216,921
 Repayment of notes payable - stockholders            (1,100)         (123,738)           (179,740)
 Repayment of notes payable                             -              (12,495)            (17,510)
                                                   ---------        ----------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES              9,000            11,588              19,671
                                                   ---------        ----------            --------

NET INCREASE (DECREASE)IN CASH                          (944)            5,869                (483)

CASH - BEGINNING                                       1,317               856                 856
                                                   ---------        ----------            --------

CASH - ENDING                                      $     373        $    6,725            $    373
                                                   =========        ==========            ========



                       Read accompanying Notes to Financial Statements.

                          GREENHOLD GROUP, INC. & SUBSIDIARIES
               (A Development Stage Company - Commencing January 1, 2003)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                              Six Months Ended      Period from
                                                  June 30,          January 1,
                                                                   2003 Through
                                                2004      2003    June 30, 2004
                                                ----      ----    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
   Interest                                   $  -     $  3,986     $  4,596
                                              =====    ========     ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
 Common shares issued for services rendered
 and to be rendered.                          $  -     $ 80,600     $ 80,600
                                              =====    ========     ========




         Read accompanying Notes to Financial Statements.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
   (A Development Stage Company - Commencing January 1, 2003)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2004

NOTE 1.   ORGANIZATION

          Greenhold Group, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida. With the sale of subscribers and the discontinuance of operations of Dot
          (SR), Inc. during the year ended December 31, 2002, the Company effectively ceased as an operating entity. Commencing January 1, 2003, it became a development stage company. Management is considering several scenarios to restructure the company. The Company's headquarters is in Malabar, Florida.



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------

          The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-KSB as filed with the SEC.

          Principles of Consolidation
          ---------------------------

          These consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach Enterprises, Inc. and DeFuniak Springs Internet, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

              GREENHOLD GROUP, INC. & SUBSIDIARIES
   (A Development Stage Company - Commencing January 1, 2003)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2004



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3.   CAPITAL STOCK

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of June 30, 2004, 9,575,040 common shares were issued and outstanding.

NOTE 4.   GOING CONCERN

          The Company continues to incur operating losses and has incurred an operating loss of $59,412 for the six months ended June 30, 2004. The Company also has a working capital deficit of $1,449,397 and a stockholder deficit of $1,448,218 as of June 30, 2004. With the sale of its subscribers and the discontinuance of the operations of Dot (SR), Inc. during the year ended December 31, 2002, the Company effectively ceased as an operating entity. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management is considering several scenarios to restructure the company including seeking new equity or debt investments, acquiring another operating entity of

              GREENHOLD GROUP, INC. & SUBSIDIARIES
   (A Development Stage Company - Commencing January 1, 2003)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2004

NOTE 4.   GOING CONCERN (CONTINUED)

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


NOTE 5.   LITIGATION

          The Company is a defendant in a lawsuit brought against it by the landlord of its Ft. Myers Internet provider location for breach of contract and nonpayment of rent. The lawsuit asks for damages equal to all remaining rental payments due under the lease totaling $307,008 exclusive of costs and interest. As of June 30, 2004, this amount is included in accounts payable and accrued expenses.

          The summary judgement previously entered in favor of Greenhold in the suit was vacated upon rehearing. The judge had previously ruled in the Company's favor, but he reversed his position.
          The lawsuit is once again progressing. Should the Company be forced to go to trial and not prevail, the Company will be forced into bankruptcy.

Item 2.  Plan of Operation.

The Company settled the lawsuit in July with Mr. Toney Holley that was the result of the purchase of the shares of DeFuniak Springs Internet, Inc. and requires a payment of $32,500 by October 1, 2004. If not paid by that date then the Company has agreed to the entry of a judgment in the amount of $92,615.78.

The summary judgement previously entered in favor of Greenhold in the suit brought by Southwest Florida Real Estate Company, LLC (claiming an amount due of approximately $355,000.00 as a result of the Online lease of premises in Fort Myers) was vacated upon rehearing. The judge had previously ruled in the Company's favor, but he reversed his position and the lawsuit is once again progressing.

Since March 31,2003, we have had no operations. Over the past year the Company has been searching for a merger candidate that would commence operations and potentially create some value for our shareholders. This search has led us to conclude that unless we are able to radically reduce our liabilities, the Company will be unable to consummate a merger with any other entity and that we will be forced to seek protection under the bankruptcy laws.

The president of the Company has funded the costs of maintaining the Company for the past 4 quarters and has agreed to fund the costs of maintaining the financial records and filing fees through to the end of fiscal 2004, and will fund the defense of the Southwest suit through trial believing the Company will prevail. In the event the Company prevails it is believed it will be able to recapture costs. Should the Company be forced to go to trial and lose it is virtually certain that the Company will be forced into bankruptcy shortly thereafter by the secured debtor.

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

Items 1 - 5.  There are no reportable items for Items 1 through 5.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

   (31.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

   (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the period covered by this report.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2004

                                    GREENHOLD GROUP, INC.

                              By:   /s/ John Harris
                                    ----------------------
                                    John Harris, President,
                                    Chief Executive Officer and
                                    Chief Financial Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 12, 2004

                                        By:     /s/ John Harris
                                           -----------------------
                                        John Harris, President,
					Chief Executive Officer and
					Chief Financial Officer