Form 10QSB
period 2004-09-30
DATREK MILLER INTERNATIONAL, INC.
filed 2004-11-15
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 000-29707

DATREK MILLER INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0910697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Bill Jones Industrial Drive, Springfield, Tennessee 37172

(Address of principal executive offices)

(615) 384-1286

(Issuer’s Telephone Number, Including Area Code)

Greenhold Group, Inc., 2960 Corey Road, Malabar, Florida 32950

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of October 25, 2004, 285,675,040 shares (8,162,144 shares post reverse stock split) of the issuer’s Common Stock, $.001 par value per share, were outstanding.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-QSB

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheet September 30, 2004	3

	Condensed Consolidated Statements of Operations for the Three months and Nine months ended September 30, 2004 and September 30, 2003 and for the period From January 1, 2003 through September 30, 2004	4

	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2004 and September 30, 2003 and for the Period from January 1, 2003 through September 30, 2004	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	17
	PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(Unaudited)

ASSETS
CURRENT ASSETS
Due from related party	$24,379

PROPERTY, FURNITURE AND EQUIPMENT – NET	620

DEPOSITS	410

TOTAL ASSETS	$25,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$886,424
Notes payable	96,017
Notes payable - stockholders	243,604

Total Current Liabilities	1,226,045

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value 1,000,000,000 shares authorized, 273,573 shares issued and outstanding	274
Additional paid-in capital	5,300,235
Deferred compensation	(9,726)
Accumulated deficit at December 31, 2002	(6,480,059)
Deficit accumulated during the development stage	(11,360)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,200,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,409

Read accompanying Notes to Financial Statements

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 1, 2003 Through September 30, 2004
	2004	2003	2004	2003
REVENUES	$—	$—	$—	$—	$—

COST OF REVENUES	—	—	—	—	—

GROSS PROFIT	—	—	—	—	—

EXPENSES
General and administrative	13,692	18,367	46,333	116,811	117,846
Depreciation and amortization	149	148	446	5,259	5,854
Interest expense	13,556	14,869	40,030	39,015	92,241

Total Expenses	27,397	33,384	86,809	161,085	215,941

OPERATING (LOSS)	(27,397)	(33,384)	(86,809)	(161,085)	(215,941)

OTHER INCOME (EXPENSES)
Interest income	—	—	—	1,661	1,661
Litigation settlement adjustment	265,257	—	265,257	—	265,257
(Loss) on disposal of property and equipment	—	—	—	(38,913)	(62,337)

Total Other Income (Expenses)	265,257	—	265,257	(37,252)	204,581

NET INCOME (LOSS)	$237,860	$(33,384)	$178,448	$(198,337)	$(11,360)

INCOME (LOSS) PER SHARE	$.87	$(.12)	$.65	$(.80)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	273,573	273,573	273,573	246,485	262,000

Read accompanying Notes to Financial Statements.

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from January 1, 2003 Through September 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$178,448	$(198,337)	$(11,360)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	446	5,259	5,854
Provision for bad debts	—	39,418	39,418
Write-off of minority interest	—	—	(37,566)
Amortization of deferred compensation	29,166	31,986	70,874
Loss on disposal of property and equipment	—	38,913	62,337
(Increase) decrease in:
Accounts receivable	—	(659)	—
Due from related party	—	11,831	9,830
Increase (decrease) in:
Accounts payable and accrued expenses	(219,077)	50,040	(181,860)

NET CASH (USED IN) OPERATING ACTIVITIES	(11,017)	(21,549)	(42,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from repayment of note receivable - buyer of subscriber lists	—	16,596	16,596
Proceeds received on disposal of property and equipment	—	4,650	4,650

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	21,246	21,246

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholders	10,800	178,821	217,621
Repayment of notes payable - stockholders	(1,100)	(162,540)	(179,740)
Repayment of notes payable	—	(14,707)	(17,510)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,700	1,574	20,371

NET INCREASE (DECREASE) IN CASH	(1,317)	1,271	(856)

CASH - BEGINNING	1,317	856	856

CASH - ENDING	$—	$2,127	$—

Read accompanying Notes to Financial Statements.

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,		Period from January 1, 2003 Through September 30, 2004
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$4,273	$4,596

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered and to be rendered.	$—	$80,600	$80,600

Read accompanying Notes to Financial Statements.

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1.	ORGANIZATION

Datrek Miller International, Inc. (F/K/A Greenhold Group, Inc.) (the “Company”) was incorporated on March 22, 1999 under the laws of the State of Florida. With the sale of subscribers and the discontinuance of operations of Dot (SR), Inc. during the year ended December 31, 2002, the Company effectively ceased as an operating entity. Commencing January 1, 2003, it became a development stage company. The Company’s headquarters is in Malabar, Florida.

On October 18, 2004, the Company entered into a merger agreement with a nonpublic company (Note 7).

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2003, included in the Company(s Form 10-KSB as filed with the SEC.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its more than 50% owned

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

subsidiaries, On Line Services U.S.A., Inc., Shadrach Enterprises, Inc. and DeFuniak Springs Internet, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Income (Loss) Per Share

Income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding.

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

NOTE 3.	INCOME TAXES

For income tax purposes, the original estimated amount of the lawsuit (Note 6) was not reflected as a deductible expense. Consequently, the lawsuit settlement adjustment reflected in the statement of operations had no effect on deferred income taxes or any valuation allowance. Due to the merger transaction referred to in Note 7, the Company’s net operating loss carryforward is limited by Section 382 of the Internal Revenue Code. Management has not completed the analysis necessary to determine the amount subject to limitation and the amount of the limitation.

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 4.	CAPITAL STOCK

The Company had originally authorized 50,000,000 common shares with a par value of $.001 per share. On August 6, 2004, the Articles of Incorporation were amended to increase the number of authorized common shares to 1,000,000,000. As of September 30, 2004, 273,573 common shares were issued and outstanding after giving retroactive adjustment to the reverse stock split referred to in Note 7.

NOTE 5.	GOING CONCERN

The Company continues to incur operating losses and has incurred an operating loss of $86,809 for the nine months ended September 30, 2004. The Company also has a working capital deficit of $1,201,666 and a stockholder deficit of $1,200,636 as of September 30, 2004. With the sale of its subscribers and the discontinuance of the operations of Dot (SR), Inc. during the year ended December 31, 2002, the Company effectively ceased as an operating entity. These conditions create an uncertainty as to the Company(s ability to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 18, 2004, the Company entered into a merger agreement with a nonpublic company (Note 7).

NOTE 6.	LITIGATION

The Company was a defendant in a lawsuit brought against it by the landlord of its Ft. Myers Internet provider location for breach of contract and nonpayment of rent. The lawsuit asked for damages equal to all remaining

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 6.	LITIGATION (CONTINUED)

rental payments due under the lease. Subsequent to September 30, 2004, the lawsuit was settled for $22,500. Accounts payable and accrued expenses was adjusted to reflect this change in estimate and a gain on settlement of $265,257 has been recorded as other income.

NOTE 7.	SUBSEQUENT EVENTS

Merger

On October 15, 2004 (effective October 18, 2004), the Company consummated an Agreement and Plan of Merger (the “Merger Agreement”) with Golf Acquisition, Inc., a Florida corporation (“Golf”). The principal stockholder of the Company (“Principal Stockholder”) was also a party to the Merger Agreement. Pursuant to the Merger Agreement, Golf was merged with and into the Company. At the time of the merger, the issued and outstanding shares of common stock of Golf were surrendered in exchange for an aggregate of 237,300,000 shares (6,780,000 common shares post reverse stock split) of the Company’s common stock, par value $.001 per share.

The acquisition will be accounted for utilizing the purchase method of accounting as applicable to the reverse acquisition since the former stockholders of Golf will have a beneficial ownership of approximately 89% of the Company.

On October 15, 2004, subsidiaries of Golf entered into a Loan and Security Agreement with an asset-backed lender (the “Lender”) wherein the Lender has agreed to extend credit to the subsidiaries up to $5 million (the “Loan”) bearing interest at prime plus 2.5%. This Loan is to be used to help fund the ongoing operations of the subsidiaries. The obligations of the subsidiaries are secured by a first priority security interest in certain

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 7.	SUBSEQUENT EVENTS (CONTINUED)

Merger (Continued)

eligible accounts receivable, inventory and other assets of the subsidiaries. The Company has also guaranteed the obligations of the subsidiaries.

Also pursuant to the merger agreement, the Company expects to receive a capital infusion of up to $4.5 million from its principal stockholder.

In connection with these transactions, the Company issued five-year warrants exercisable at par value to purchase 3.5 million shares of common stock (100,000 common shares post reverse stock split) to four individuals.

Immediately prior to the merger, an aggregate of 19,250,000 shares of the common stock (550,000 common shares post reverse stock split) of the Company was sold to three entities for a total purchase price of $19,250.

In conjunction with the merger, two notes payable including accrued interest totaling $84,993 were settled for $38,792

Following the merger, On Line Services USA, Inc., Shadrach Enterprises, Inc. and DeFuniak Springs Internet, Inc. (former wholly-owned subsidiaries of the Company) were sold to the former principal shareholder and officer of the Company. The former principal shareholder and officer provided the Company with an indemnification agreement.

Employment Agreements

On October 15, 2004, the Company entered into four year employment agreements with three key executives of the Company. The employment agreements provide for annual base salaries aggregating $490,000. The employment

DATREK MILLER INTERNATIONAL, INC. & SUBSIDIARIES

(F/K/A GREENHOLD GROUP, INC & SUBSIDIARIES)

(A Development Stage Company - Commencing January 1, 2003)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 7.	SUBSEQUENT EVENTS (CONTINUED)

Employment Agreements (Continued)

agreements also provide for annual bonuses as determined by the Board of Directors and options to purchase an aggregate of 200,000 shares of common stock (5,714 common shares post reverse stock split) of the Company. The employment agreements also include a change in control provision. This provision provides that in the event that the executive is terminated as a result of a change in control of the Company, as defined in the agreement, the Company is obligated to continue paying the base salaries for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such termination.

Other

On November 12, 2004 the name of the Company was changed to Datrek Miller International, Inc. and a 1 for 35 reverse stock split was effectuated. All shares have been adjusted to reflect the reverse stock split.

Item	2. Management’s Discussion and Analysis or Plan of Operation.

The “Management’s Discussion and Analysis or Plan of Operation” included herein should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) of Datrek Miller International, Inc. (f/k/a Greenhold Group, Inc.) and Subsidiaries, and the related notes to the Financial Statements included in the Company’s Form 10-KSB for the year ended December 31, 2003, and the Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-QSB. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S.

Overview

Since January 1, 2003, the Company has been a development stage company with no operations. The financial information for the three and nine months ended September 30, 2004 set forth in the Condensed Consolidated Financial Statements of the Company included in this quarterly report on Form 10-QSB reflect our status as a development stage company. The Company did not have any revenues or significant operations since January 1, 2003 through the period covered by this report. Prior to the merger transaction described below, substantial doubt existed as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and a working capital deficit of $1,201,666 as of September 30, 2004.

Subsequent Events

Effective October 18, 2004, we entered into a merger transaction with Golf Acquisition, Inc., a Florida corporation. As a result of this merger, we now own all of the issued and outstanding capital stock of Datrek Professional Bags, Inc. (“Datrek”) and Miller Golf Company (“Miller”). We are now engaged in the business of manufacturing, marketing, distributing and selling high quality men’s and women’s golf bags and accessories. On November 12, 2004, the Company changed its name to Datrek Miller International, Inc., a name that is more reflective of our current business operations, and also effectuated a 1-for-35 reverse stock split. The Condensed Consolidated Financial Statements included in this quarterly report have been retroactively adjusted to reflect the reverse stock split. For further information regarding the merger transaction and accompanying changes in our management team, please refer to our Current Report on Form 8-K filed with the Commission on October 21, 2004.

Following the merger transaction, Online ServicesUSA, Inc., Shadrach Enterprises, Inc. and Defuniak Springs Internet, Inc. (former wholly-owned subsidiaries of the Company) were sold to John D. Harris, the former principal shareholder and officer of the Company. In connection with such sales, Mr. Harris agreed to indemnify and hold the Company harmless from any and all liabilities of the subsidiaries arising following the closing of the sales. A significant amount of the Company’s liabilities were included in these subsidiaries and have been disposed of as a result of these sales. In addition, other liabilities of the Company were paid at a discount or otherwise released at the time of the merger transaction.

Management’s Plan of Operation

The Company’s plan of operation for the coming year is to fully integrate the operations of its newly-acquired subsidiaries, Datrek and Miller, and establishing revenues from the operations of these subsidiaries. The Company’s plan of operation is prone to significant risks and uncertainties certain of which can have an immediate impact on its financial condition and results of operations.

In connection with the consummation of the merger transaction, the Company has acquired (through Datrek and Miller) substantially all of the assets of Datrek Professional Bags, Inc., a Tennessee corporation (now known as Ryan Holdings, Inc.) and Miller Golf Company, LLC, a Florida limited liability company. Datrek Professional Bags, Inc. is a premier designer and manufacturer of premium golf bags and accessories for over 25 years. Miller Golf Company, LLC is a leading golf accessory supplier to “Green Grass” golf facilities for over fifty years. Datrek will continue to focus on sports specialty channels, while Miller will be dedicated to working with the green grass channel. We expect that the merger will result in the Company being one of the most expansive full-service golf accessory companies in the industry. We anticipate that the Company will service over 7,500 customers within the green grass, specialty markets, and sporting goods distribution channels.

The Company’s operations will be based in Springfield, Tennessee. In this respect, Datrek has entered into a 7-year triple-net lease relating to a 14.06 acre facility located in Springfield. It is expected that the operations of Miller will be transitioned from its current location in Rockland, Massachusetts and consolidated into the Tennessee facility by December 31, 2004.

The Company expects to employ over 145 personnel from its Tennessee-based location, including a national sales and service organization of more than 35 employee representatives augmented by 20 independent representatives.

Liquidity and Capital Resources

In connection with the merger transaction, the Company acquired the rights of Golf Acquisition, Inc. under a Securities Purchase Agreement pursuant to which it will receive a capital infusion of up to $4,500,000 from its principal shareholder, Stanford Venture Capital Holdings, Inc. As of the date of this report, approximately $2,020,000 remains to be funded to the Company pursuant to this Securities Purchase Agreement. In addition, on October 15, 2004, Datrek and Miller entered into a Loan and Security Agreement with FCC, LLC d/b/a First Capital, an asset-based lender (the “Lender”), wherein the Lender has agreed to extend credit to Datrek and Miller in an amount not to exceed $5,000,000 (the “Loan”). This Loan will be used to help fund the ongoing operations of Datrek and Miller. The Company has guaranteed the payment obligations of Datrek and Miller under the Loan. We believe that the funds provided by these two sources are sufficient to satisfy our liquidity needs and fund our operations for the next twelve months.

Risks and Uncertainties

To the extent that existing resources and any future earnings prove insufficient to fund its activities, the Company will need to raise additional funds through debt or equity financing. The Company cannot provide any assurance that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s inability to obtain adequate funds will adversely affect its operations and the ability to implement is plan of operation.

Critical Accounting Policies

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our condensed consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Our critical accounting policies are described below:

Principles of Consolidation

The consolidated financial statements included in this quarterly report include the accounts of the Company and its more than 50% owned subsidiaries, On Line Services U.S.A., Inc., Shadrach Enterprises, Inc. and DeFuniak Springs Internet, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Income (Loss) Per Share

Income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding.

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

FORWARD LOOKING STATEMENTS

From time to time, we make statements about our future results in this Form 10-QSB that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to: (i) access to sufficient working capital to meet our operating and financial needs; (ii) our ability to respond to growing competition in our markets as well as the extent, timing and success of such competition; (iii) our ability to expand into new markets and to effectively manage our growth; (iv) general economic conditions or material adverse changes in markets we serve; (v) changes in our accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on our earnings; (vi) integrating the operations of our newly-acquired businesses; and (vii) various other factors discussed in our periodic reports filed with the SEC. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	DATREK MILLER INTERNATIONAL, INC.

	By:	/s/ Michael S. Hedge
Michael S. Hedge, Chief Executive Officer and President

	By:	/s/ Patrick B. Fox
Patrick B. Fox
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.