Form 10KSB
period 2004-12-31
DATREK MILLER INTERNATIONAL, INC.
filed 2005-04-27
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-29707

DATREK MILLER INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	65-0910697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Bill Jones Industrial Drive, Springfield, Tennessee 37172

(Address of principal executive offices)

(615) 384-1286

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: N/A	Name of each exchange on which registered: N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The registrant’s revenues for the fiscal year ended December 31, 2004 were $9,264,701.

The aggregate market value of Common Shares held by non-affiliates of the Registrant (1,522,183 shares), as of April 18, 2005, was $3,424,912. The number of shares of common stock outstanding on April 18, 2005, was 11,222,183. Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-35 reverse stock split effective as of October 25, 2004.

Documents Incorporated By Reference: Not Applicable.

Transitional Small Business Disclosure Form (check one):    Yes  ☐    No  ☒

DATREK MILLER INTERNATIONAL, INC.

FORM 10-KSB

CAUTIONARY NOTE REGARDING FORWARD-LOOKING

STATEMENTS AND RISK FACTORS

This discussion in this annual report regarding Datrek Miller International and our business and operations contains “forward-looking statements. “These forward-looking statements use words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

When used in this annual report on Form 10-KSB, “Datrek Miller International,” “our company,” “we,” “our,” and “us” refers to Datrek Miller International, Inc. and our subsidiaries.

PART I

Item 1. Description of Business

Datrek Miller International, Inc., (“DMI”) through our wholly-owned subsidiaries, Datrek Professional Bags, Inc. (“Datrek”) and Miller Golf Company (“Miller”), each a Florida corporation, is engaged in the business of manufacturing, marketing, distributing and selling high quality golf bags and golf accessories.

We offer a broad range of golf accessories including bags, tees and tee packets, ball markers, bag tags, divot tools, towels, umbrellas, club head covers, luggage and pouches, golf bag travel covers, shoe bags, business accessories, tournament gifts and awards, trophies / pre-packaged gift kits, beverage and barware, coasters, insulated coolers, money clips / keychains, apparel accessories, badges / lapel pins and other golf accessories.

The primary markets for our golf bags are the off-course golf specialty shops, sporting goods stores, mass merchandisers and the on-course pro shops. We generally ship our golf bags within 48 hours of receiving an order. Our bags use lightweight, fashionable materials which we believe make our products more customer friendly. We believe that we are the leading supplier of ladies golf bags and the leading supplier of cart bags sold through retail shops in the U.S.

The primary market for our accessories is the on-course golf pro shops. We endeavor to provide a one-stop shop for golf pros which operate these on-course shops. Our sales staff includes many PGA registered professionals who understand the needs of the on-course shops and the limited time and resources golf pros have to supply these shops appropriately.

History

DMI, and our wholly owned subsidiaries Datrek and Miller, manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers mainly in the United States and Canada. We are based and conduct all of our operations in Springfield, Tennessee.

DMI is the successor to Greenhold Group, Inc., a public shell corporation (“GGI”) which was originally incorporated in the State of Florida on March 22, 1999.

On October 15, 2004, we entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into us. At the time of such merger, GAI had simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc. (“DPB”).

Stanford Venture Capital Holdings, Inc. (“Stanford”), prior to the transactions described below, was the 95% owner of MGC. As a result of the merger described above, MGC received 3,000,000 shares of our common stock. In conjunction with the merger, DMI (through a newly formed acquisition corporation) purchased substantially all of the assets and assumed substantially all of the liabilities of DPB for approximately $6,471,000, including costs of $160,000. The purchase price consisted of $475,000 cash, $5,440,000 in notes payable and 2,200,000 shares of our common stock. Additionally, the former stockholders of DPB may receive a contingent payment of $1,000,000 based on the assembly and distribution of a certain line of golf bags. We are required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005.

As a result of these transactions, Stanford became the controlling stockholder of DMI. Additionally, Stanford entered into a securities purchase agreement with DMI to acquire 4,500,000 shares of our common stock for an aggregate $4,500,000 investment in DMI to be purchased in several tranches through January 2005. As of December 31, 2004, we received $3,940,000 and issued 3,940,000 shares of common stock under this securities purchase agreement. The balance of $560,000 and 560,000 shares of common stock was received and issued in January 2005. Stanford also agreed to forgive certain MGC debt and contribute such amounts to capital totaling $7,157,245 (consisting of debt and accrued interest).

On October 25, 2004 GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. and to effect a one-for-thirty-five reverse split of our common stock. All common share amounts presented in this Annual Report have been retroactively adjusted to reflect the one-for-thirty-five reverse stock split.

Our executive offices are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. Our telephone number is (615) 384-1286. Our website is www.dmigolf.com.

Industry Background

U.S. Golf industry spending for golf based products and services in 2003 was estimated at $24.3 billion by The National Golf Foundation (“NGF”) Business Almanac. According to the NGF, the product categories that DMI serves are $1.0 billion of that total. We believe that the number of golfers in the United States are 36.7 million, including 27.4 million active players, and the number of courses at just over 16,000. Rounds played in calendar year 2004 were up 0.7% over prior year; the first increase in 3 years as reported by the National Golf Course Owners Association. Rounds played through quarter ended June 30, 2004 were up 2.5%. However, the third quarter was negatively impacted by the hurricanes in Florida where rounds were down 20% in August and 30% in September. The Gulf Coast region ended the year down nearly 5%. We believe the sale of golf accessories is closely tied to the amount of rounds played.

In the 1990s, the overall golf market experienced an increase in participation by less affluent groups. New golfer target segments include women, minorities, juniors and those nearing retirement age. We believe the golf accessories supplier industry is highly fragmented and is being serviced by many small privately owned businesses. These manufacturers reach their end user customers through off-course specialty golf shops and sporting goods stores and on-course pro shops. Golf professionals operate most of the on-course pro shops. Due to a lack of time and proper staffing, these golf pros cannot focus on satisfying the merchandising needs of the average golf player. We believe these golf pros need a supplier of a broad line of golf accessories that provides merchandising and other services to support the golf professional, including supplying the golf accessory and tournament gifts / awards requirements of their on-course golf shops.

We believe that over 775,000 golf outings are held each year in the United States, with over 50 million total participants. For the most part, on-course club pros and tournament planners have left the gift and award side of this opportunity to the sponsoring organization which purchase products through advertising specialty distributors or other non-golf sources.

Strategy for Growth

Management’s strategy is to create the largest and most respected multi-faceted provider of golf accessories and related value added services in the United States. Our strategy to achieve this goal includes the following elements:

Enhance our Sales and Marketing Processes and Grow our Current Product Line within Existing and New Customer Bases. Historically, the on-course division has utilized independent sales representatives. Recently we began to engage a direct sales staff made up of PGA registered professionals who fully understand the mindset of the club pro/merchandiser. We recognize that in order to establish a “business partner” relationship with these golf professionals we must retain qualified and experienced sales personnel that are our full-time employees and do not represent any other lines of golf accessories. We believe that enhancing our relationships with the on-course golf pros will increase our brand awareness within our industry while simultaneously demonstrating our commitment to customer service. Our on-course division’s marketing message focuses on the breadth of our product offering and the efficiency of doing business with a “one-stop” shop for all pro shop needs. We intend to grow our off-course division by enlarging the product line available to our collegiate customers through such additions as gift packs, umbrellas, divot tools and bag tags, as well as marketing directly to collegiate specialty stores, bookstores, fan and team stores. We intend to enlarge this coverage to include select gift shops, department stores and mass merchandisers with the goal of becoming a leading supplier of collegiate golf items. Our off-course division is also developing programs to increase its corporate account business.

Increase our Product Offering through Strategic Acquisitions and/or Alliances. We will continue to identify potential acquisition or alliance opportunities with complementary businesses within the golf accessories market. The golf accessories industry is highly fragmented and is characterized by numerous suppliers. Most of the suppliers in the industry offer a limited number and range of products. Management believes that our marketing strengths and distribution network will enable us to capitalize on acquisitions of other businesses or other companies’ product lines. We intend to focus on companies that offer an improvement in product range and/or enhancement of our channels of distribution. We expect our prospective acquisitions or alliances will accomplish one or more goals, including enhanced accessibility to distribution channels, enhanced product depth and breadth, and provide opportunities to eliminate or consolidate sourcing, distribution, and/or administrative functions.

Leverage our Fixed Overhead Base Over a Broader Product Offering. We believe that an integral part of our acquisition strategy is the efficient and timely integration on an acquired business into our operations with minimal operational, managerial and customer service disruption. Our management has identified three operational functions within its target acquisition companies which must be consolidated to help reduce costs. These areas include product sourcing, finance and administration and distribution. We expect that by consolidating our product sourcing functions, we can leverage our purchasing volumes, reduce the number of vendors, reduce personnel and overhead costs, and guarantee that new product developments by our vendors are offered to us on an industry exclusive basis. We believe that the consolidation of the finance and administration functions represent the best short-term opportunity to reduce overhead following an acquisition.

Develop a Golf Events Division to Gain a Portion of the Corporate Tournament and Events Market. We believe there exists an opportunity to provide on-course club pros and tournament/event planners with a one-stop shop solution for the commemorative gifts and awards provided to participants in tournaments and other golf events. We believe few, if any, suppliers of golf accessories have the breadth of products required to serve this market. We intend to create a web-based solution to serve the tournament planning market. We will also offer prepackaged tournament solutions that include basic items like caps, shirts, tees, divot tools and ball markers.

Make the Necessary Information Technology Investments to Allow Our Customers, Vendors and Employees Access to Our Systems to Conduct Business 24 Hours a Day, 7 Days a Week. The information system selected is intended to be simple, easy to use, and it should offer our customers the prompt confirmation that their orders have been accepted, produced, and shipped on time. The system is intended to be flexible with its transaction methodology and adaptable to other business processes which we may implement in the future.

Products

We assemble, embellish, distribute, market and sell high quality golf products under the Datrek and Miller Golf brand names. Our products include:

•	premium golf bags;

•	golf bag tags;

•	tees and tee packets;

•	ball markers;

•	divot tools;

•	towels;

•	umbrellas;

•	golf club head covers;

•	luggage and pouches;

•	golf bag travel covers;

•	shoe bags;

•	business accessories;

•	tournament gifts and awards;

•	trophies / pre-made gift kits;

•	beverage and barware, coasters, insulated coolers;

•	money clips / keychains;

•	apparel accessories;

•	badges / lapel pins; and

•	other golf accessories.

We differentiate our golf bags and maintain our market share through the use of the following:

•	styling and product features including pockets and divider tops used to sort golf clubs;

•	high quality materials and workmanship;

•	use of trendy fabrics, fashionable colors and textures and lightweight materials; and

•	responsiveness to customer preferences.

Customers

We sell to both on- and off-course golf shops, sporting goods stores and mass merchandisers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. During fiscal 2004, we and our predecessor entities sold to an aggregate of approximately 6,000 customers. On a consolidated basis, no one customer accounted for more than 5% of our revenues in 2004.

We also have two private label programs. Under these programs, we assemble and sell golf bags and other golf accessories which are embellished with the corporate logos of these companies. These private label programs accounted for approximately 6% of revenues for 2004.

In addition, we have a program of licensing agreements with the NCAA that includes over 100 colleges. We pay an average royalty of 8.3% of revenues from the sale of golf bags, shoe bags, towels, head covers and other golf accessories embellished with college logos and athletic team mascots.

Additionally, we currently have a five-year supply agreement, expiring in December 2008, with Wilson Sporting Goods Co. to assemble, warehouse and distribute certain Wilson branded golf bags.

Sales and Marketing

In the off-course division, our 30 full-time sales and customer service representatives sell and support our line of golf bags. We have established nationwide coverage with this sales force. These sales efforts are primarily aimed at sales to golf specialty shops, sporting goods stores and mass merchandisers.

In the on-course division, we sell our golf accessories through a network of direct sales personnel and independent sales representatives, currently numbering over 30, covering several geographic regions of the United States and are aimed at the golf course pro shop market. In connection with the integration of the Datrek and Miller operations, we intend to increase our direct sales force in the on-course markets. However, we believe that the dual approach of utilizing independent representatives and direct sales personnel provides us certain competitive advantages where personal relationship building with local golf professionals is essential.

Our sales personnel attend industry trade shows, make sales calls to customers and potential customers. In addition, we advertise in industry publications and mails catalogues and direct marketing literature to customers.

Manufacturing

We are currently using suppliers in China for the majority of our golf bag components. We then assemble our golf bags in our Springfield, Tennessee facility. We also rely on manufacturers in China and the United States for our golf accessories, including club head covers, towels, bags and apparel. We denominate substantially all of our purchase orders in U.S. dollars. Our suppliers generally ship goods on the basis of open credit terms or payment upon the acceptance of goods by us.

With respect to our line of golf bags, we believe our quick response time, i.e., we generally ship our products within 48 hours of receipt of a customer order, is a factor which differentiates us in the marketplace. We maintain sufficient inventories on site in our Tennessee facility to accommodate our customers’ requests.

Seasonality

Our operations have been historically cyclical due to the seasonal nature of golf rounds played. Approximately 83% of our sales occur in the first three quarters of the year with one-third of our sales occurring in the second calendar quarter alone. The significant portion of our fourth quarter sales are attributable to our collegiate product category. We are focusing efforts on increasing sales activity during the off season months through the use of special marketing programs, sales in geographic regions which are less affected by winter weather conditions and the expansion of our collegiate licensing programs. We cannot assure you that we will be successful in reducing the seasonal fluctuations in our business.

Competition

The golf bag and accessory markets in which we compete are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. Our major domestic competitors in the golf bag market are Sun Mountain, Great Divider, Taylor Made, Titleist, Ping, Callaway and Nike. These competitors have an established market share in the golf bag business. We believe the golf accessory market to be highly fragmented, with no one supplier having a significant market share.

For both golf bags and golf accessories, we generally compete on the basis of product quality, product features, performance, product innovation, customer service, responsiveness to consumer preferences and price.

Intellectual Property

We own various trademark and patent rights including the proprietary rights in the Datrek and Miller Golf trade names. We also hold various patents including a security system protecting against golf bag thefts, a golf putting training apparatus, a divided golf bag top and various golf bag designs.

Facilities

As of December 31, 2004 our facilities, including our principal executive offices, are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this 14.06 acre facility pursuant to a 7-year triple net lease entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for initial monthly rent payments in the amount of $49,412 with adjustments made on an annual basis consistent with changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are a married couple. Deborah Ryan is a director and our Chief Operating Officer. Dennis Ryan is the President of the DMI Off-Course Division.

Risk Factors

The financial statements contained in this report, and the related discussion, describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We have also included certain forward-looking statements concerning our future performance or financial condition. These forward-looking statements are based upon current information and expectations and actual results could differ materially. We therefore have included the following discussion of certain factors that could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

We have a history of losses in Miller and we are uncertain as to its effect on future profitability of our company.

We recorded an operating loss of approximately $5.7 million for the year ended December 31, 2004. Of this amount, Datrek recorded an operating loss of $660,000, for the 11 weeks beginning October 15, 2004 ended December 31, 2004, and Miller recorded an operating loss of $5.0 million, for the full year ended December 31, 2004. The loss of $5.0 million by Miller included $2.4 million arising from the plant closing including $567,000 for the write-down of inventories. For the full years ended December 31, 2004 and 2003, Datrek recorded income from operations of $217,000 and $1.1 million, respectively. Miller recorded operating losses in both periods of $5.0 million and $1.3 million, respectively. We will need to generate significant revenue growth or realize substantial cost savings from the integration of the Miller business into Datrek to achieve an operational profit. We may continue to incur operating losses and such losses may be substantial.

We require third party financing to continue our operations.

Our continued operations are dependent on third party financing, including possible equity or debt issuances. We cannot assure you concerning the amount and nature of dilution resulting from any such transactions. If we are unable to secure additional external financing on a timely basis, we may not have sufficient cash to fund our working capital and capital expenditure requirements. In such event, the shares of our common stock may cease to have any value.

If we are unable to obtain sufficient funds, and incur a cash flow deficit, our business could suffer.

Since inception, we have financed all of our operations through private equity financings, third party loans and cash flow from operations. Although recent cash flow from operations and the funds raised through our recent bank borrowings and sales of our common stock to Stanford have been sufficient for our immediate needs, we anticipate that we may be required to raise additional capital in order to grow our business, particularly to consummate the acquisition phase of our business plan. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

If we fail to properly integrate the operations of our subsidiaries and manage our growth, our business and results of operations would be harmed.

Following the consummation of the merger between GAI and us, we began the process of integrating Miller’s operations into our Tennessee facility. Integration of these operations is essential to our short-term success. In addition, we intend to further develop and expand our operations. The pace of our anticipated expansion, demands an unusual amount of focus by our management team. We expect this expansion will place a limited strain on our managerial, operational and financial resources.

If we cannot manage our growth effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our products if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our products and adversely affect our business, financial condition and operating results.

Competition in the golf and sporting goods industry is intense.

The premium golf bag business is highly competitive and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. There are a number of well-established and well-financed competitors including Taylor Made, Ping, Titleist, Nike and Callaway. New product introductions, price reductions, extended payment terms and “close-outs” (including close-outs of products that were recently commercially successful) by competitors continue to generate increased market competition. While we believe that our products and our marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, consignment sales, extended payment terms or new product introductions by competitors will not negatively impact our future sales.

Adverse economic conditions could adversely affect our business.

We sell golf bags and golf accessories. These products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or a decrease in prosperity among consumers, or even a decrease in consumer confidence as a result of anticipated adverse economic conditions, could cause consumers to forgo or to postpone purchasing new golf products and may reduce the number of rounds of play. Such forgone or postponed purchases could have a material adverse effect upon us. In addition, the impact of potentially weak conditions in the leisure travel industry may adversely effect our operations.

We are exposed to certain inventory risks.

Our business is subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by product changes affecting the usefulness or desirability of the products comprising the inventory. We take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence

Our inability to properly manage our assembly capacity may adversely affect our business.

We plan our assembly and manufacturing capacity based upon the forecasted demand for our products. Actual demand for such products may exceed or be less than forecasted demand. If we are unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during our traditionally busy season, it could limit our sales and adversely affect our financial performance. On the other hand, we invest in manufacturing capacity and commitments to components and other manufacturing inputs for varying periods of time, which can limit our ability to quickly react if actual demand is less than forecasted demand. This could result in less than optimum capacity usage and/or in excess inventories and related obsolescence charges that could adversely affect our financial performance. In addition, if we were to experience delays, difficulties or increased costs in our production of golf bags or golf accessories, including production of new products needed to replace current products, our future golf bag or golf accessory sales could be adversely affected.

Our dependence on third-party suppliers and materials could adversely affect our business.

We had two suppliers who accounted for over 50% of our product supply for the year ended December 31, 2004. The loss of either of these suppliers could result in material delays in delivering products to our customers and materially affect our business. We believe that suitable materials for our products could be obtained from other manufacturers in the event our regular suppliers (because of financial difficulties or otherwise) are unable or fail to provide suitable components. However, there could be a significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers, which in turn could have a material adverse impact on our results of operations. If we did experience any such delays or interruptions, there is no assurance that we would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business.

Seasonality and adverse weather conditions could adversely affect our business.

In addition to the effects of product cycles described above, our business is also subject to the effects of seasonal fluctuations. Our first and second quarter sales generally represent our sell-in of our products for the new golf season. Our third quarter sales represent re-order business of the bag and accessory products and the beginning of the collegiate sales season. Sales during the third quarter therefore are significantly affected not only by the sell-through of our products that were sold into the channel during the first and second quarters but also by the sell-through of the products of our competitors. Our sales during the fourth quarter of bags and accessories are generally significantly less than the other quarters because in general in our principal markets fewer people are playing golf during that time of year due to cold weather.

Because of these seasonal trends, our business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in less golf rounds played, which generally results in less demand for golf bags and golf accessories. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect our sales.

Credit risks among our customers could adversely affect our business.

We primarily sell our products to golf shops and retailers directly. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from these customers. Historically, our bad debt expense has been low. However, a downturn in the golf market could result in increased delinquent or uncollectible accounts for some of our significant customers. A failure by our customers to pay a significant portion of outstanding account receivable balances would adversely impact our performance and financial condition.

Our shares of common stock currently have a limited trading market.

Our shares of common stock are currently quoted on the OTC Bulletin Board. Our shares of common stock currently have only a limited trading market. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

Our shares of common stock are covered by the SEC’s penny stock rules.

Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause less broker- dealers to be willing to make a market in our common stock.

The interests of our controlling stockholders could conflict with those of our other stockholders.

Stanford owns or controls approximately 66.8% of our voting securities. This stockholder is able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our articles of incorporation and bylaws; and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any relationships with Stanford, Stanford is able to control the election of the board of directors through its ownership of a majority of our common stock. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it is in their best interest.

Employees

At December 31, 2004, we had 143 full time employees, including: 33 in sales; 96 in operations and customer service; and 14 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

Item 2. Description of Property

As of December 31, 2004 our facilities, including our principal executive offices, are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this 14.06 acre facility pursuant to a 7-year triple net lease entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for initial monthly rent payments in the amount of $49,412, with adjustments made on an annual basis consistent with changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan. Deborah Ryan is a director and our Chief Operating Officer. Dennis Ryan is the President of the DMI Off-Course Division, and the husband of Deborah Ryan.

Item 3. Legal Proceedings

On February 18, 2005, we received notice from the IUE-CWA Pension Fund notifying us that we are responsible for funding a pension plan liability relating to MGC, which was acquired by us, in the amount of $462,000. As of the date hereof, the validity and the actual payment amount of this claim had not been finalized. We are currently disputing this amount. A provision for the full amount has been established.

In addition, incident to our business activities, we could be parties to other legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters. Management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated annual results of operations or cash flows, or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

On October 15, 2004, our board of directors voted unanimously to authorize and recommend, and holders of a majority of our voting stock consented to the merger of GAI with and into us. On October 25, 2004, our board of directors voted unanimously to authorize and recommend, and holders of a majority of our voting stock consented to: (1) an amendment to our articles of incorporation changing our name from Greenhold Group, Inc. to Datrek Miller International, Inc.; and (2) a reverse split of our issued and outstanding shares of common stock in the amount of 1 share for every 35 shares outstanding. All of these actions were taken by written consent as provided under Florida law.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “DKMI.” Our common shares commenced trading on November 12, 2001. Prior to November 12, 2001, we were not aware of any established trading market for our securities. The prices set forth below reflect the range of high and low sale prices per share in each of the quarters of fiscal 2004 and 2003 as reported by the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the high and low bid information is http://finance.yahoo.com.*

	2004 High	2004 Low	2003 High	2003 Low
First Quarter	$2.80	$1.05	$1.75	$1.40
Second Quarter	$0.70	$0.70	$1.40	$1.05
Third Quarter	$1.05	$1.05	$1.05	$0.70
Fourth Quarter	$2.50	$0.18	$2.80	$0.70

*	We effectuated a 1-for-35 reverse stock split on October 25, 2004. The prices set forth above have been adjusted for this reverse stock split.

As of April 18, 2005, there were 62 holders of record of our common stock. The closing sales price for the common stock on April 18, 2005 as reported on the OTCBB was $2.25.

Dividend Policy

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities

On October 15, 2004, Stanford agreed to purchase 4,500,000 shares of our common stock for an aggregate cash investment of $4,500,000. As of December 31, 2004 Stanford had purchased and paid for 3,940,000 shares. The balance of $560,000 was purchased on January 13, 2005. The shares of common stock issued to Stanford were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. Stanford had access to information concerning us and had the opportunity to ask questions concerning us.

On October 15, 2004, in connection with the acquisition of DPB, we issued 2,200,000 shares of our common stock to Ryan Holdings, Inc. as part of the purchase price for the assets of DPB. The shares of common stock issued to Ryan Holdings, Inc. were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. Ryan Holdings, Inc. had access to information concerning us and had the opportunity to ask questions concerning us.

On October 15, 2004, we issued an aggregate of 3,000,000 shares of our common stock to Stanford representing the purchase price of the assets of MGC. The shares of common stock issued to Stanford were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. Stanford had access to information concerning us and had the opportunity to ask questions concerning us.

On October 15, 2004, we issued an aggregate of 550,000 shares of our common stock to three entities for services rendered in connection with the merger transaction. These shares were valued at $99,000 ($.18 per share). The shares of common stock issued to these entities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. These entities had access to information concerning us and had the opportunity to ask questions concerning us.

On October 15, 2004, we issued warrants to purchase 400,000 shares of our common stock, with an exercise price of $0.001 per share, to four employees of an affiliate of Stanford. On December 31, 2004, the warrants to purchase 400,000 shares of our common stock were exercised and proceeds of $400 remitted to us. The shares of common stock issued to these individuals were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. The warrant holders had access to information concerning us and had the opportunity to ask questions concerning us.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from what those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below as well as in the Risk Factors section in Part I, Item 1 above and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB, 10-QSB, and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are engaged in the business of manufacturing, marketing, distributing and selling high quality golf bags and golf accessories of our Datrek and Miller Golf brands. Pursuant to the terms of the Merger Agreement, GAI was merged with and into us and we survived. Prior to the merger, Greenhold Group, Inc. was considered a development stage company and had no assets or capital and no significant operations or income.

Recent Accounting Pronouncements

In January 2003, as revised December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. On March 3, 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods which financial statements have not yet been issued. We lease our premises from Ryan Holdings, Inc. Ryan Holdings, Inc. is owned by two of our officers/shareholders. Our management is evaluating the relationship between us and Ryan Holdings, Inc to determine if Ryan Holdings, Inc is an implicit variable interest entity and the impact on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We do not believe the adoption of this pronouncement will have a material effect on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the provisions of SFAS No. 151 and does not expect the adoption will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on our financial statements.

The Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on our financial statements.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period, which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

Revenue Recognition

Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. We also record estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs exceed the recorded estimated allowance, our sales could be adversely affected.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the failure of our customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts exceed the estimated allowance, then our operating results could be adversely affected.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory exceeds the estimated allowance, our cost of sales, gross profit and net income could be adversely affected.

Accounting for Long-Lived Assets

We review property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in the our stock price for a sustained period; and (5) significant decline in our market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. Other intangible assets mainly represent customer lists and trade names acquired in business combinations. Identifiable intangibles are amortized on a straight-line basis over their estimated useful lives.

Warranty

Our policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair our products under warranty. If the number of actual warranty claims or the cost of satisfying warranty claims exceeds the estimated warranty reserve, our cost of sales, gross profit and net income could be adversely affected.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Datrek Professional Bags, Inc. Acquisition

On October 15, 2004, simultaneous with the Miller acquisition, we acquired substantially all the assets and liabilities of Datrek Professional Bags, Inc., a Tennessee corporation (“DPB”). The purchase price for DPB included the issuance by us of 2,200,000 common shares to the shareholders of DPB valued at $396,000, notes payable totaling $5,440,000, $475,000 in cash, $88,000 in legal fees paid by Stanford, and 400,000 warrants to purchase our common stock valued at $72,000 issued to four employees of Stanford’s affiliate. In addition, the former stockholders of DPB may receive a future payment based on assembly and distribution of certain products of up to $1,000,000 over the next five years. The total consideration paid for DPB’s net assets was $6,471,000 and has been allocated as follows:

Current assets	$8,999,000
Tangible long term assets	431,000
Identifiable intangible assets	2,632,000
Goodwill	362,000
Liabilities assumed	(5,953,000)

Purchase price	$6,471,000

The acquisition of Datrek provided us with a unique opportunity to expand our operations into the golf bag and collegiate golf business and significantly increase our golf accessory business. We intend to continue the operations of the acquired assets, including the use of the acquired assets in the assembly and distribution of golf bags and the commercialization of the Datrek brands, patents and trademarks.

Results of Operations - December 31, 2004 and 2003

The following table set for the percentage of net revenue represented by each item in our statements of operations for the periods indicated:

TABLE 1

	Year Ended December 31, 2004			Year Ended December 31, 2003(3)
	Consolidated	Datrek(1)	Miller(2)
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.2%	69.2%	95.1%	77.2%

Gross profit	14.8%	30.8%	4.9%	22.8%
Operating expenses
Sales & marketing expenses	34.9%	30.1%	37.8%	27.3%
General & administrative	41.3%	19.3%	55.0%	15.9%

Total operating expenses	76.2%	49.4%	92.8%	43.2%

Loss from operations	(61.4)%	(18.6)%	(87.9)%	(20.4)%
Other income/(expense)
Interest expense	(5.8)%			(5.6)%
Other	0.2%			0.0%

Total other income /(expense)	(5.6)%			(5.6)%

Net Loss	(67.0)%			(26.0)%

TABLE 2

	Year Ended December 31, 2004			Year Ended December 31, 2003
(In Thousands)	Consolidated	Datrek(1)	Miller(2)
Sales, net	9,265	3,544	5,721	6,135
Cost of goods sold	7,891	2,452	5,439	4,739

Gross profit	1,374	1,092	282	1,396
Operating expenses
Sales & marketing expenses	3,231	1,068	2,163	1,677
General & administrative	3,830	684	3,146	972

Total operating expenses	7,061	1,752	5,309	2,649

Loss from operations	(5,687)	(660)	(5,027)	(1,253)
Other income/(expense)
Interest expense	(534)			(345)
Other	13			0

Total other income /(expense)	(521)			(345)

Net Loss	(6,208)			(1,598)

(1)	For the 11 weeks from October 15, 2004 ended December 31, 2004

(2)	For the full fiscal year ended December 31, 2004
(3)	For Miller only for the full fiscal year ended December 31, 2003

Net sales increased 51.0% to $9.3 million for the year ended December 31, 2004 as compared to $6.1 million for the year ended December 31, 2003. The overall increase in net sales is primarily due to a $3.5 million increase in the sales of golf bags and accessories arising from the activities of the Datrek business for 11 weeks (acquired October 15, 2004) in 2004, offset by a 6.8% general sales decrease of Miller.

For the year ended December 31, 2004, gross profit remained constant at $1.4 million when compared to the same period in 2003. Overall gross profit decreased 8.0 percentage points to 14.8% in 2004 as compared to 22.8% in 2003. Gross profit for Datrek for the 11 weeks was 30.8%. Gross profit for Miller was 4.9%. Our gross profit in 2004 increased by $1.1 million due to the inclusion of Datrek, offset by a decrease of $1.1 million, in Miller. This decrease was primarily attributable to a write down of slow moving and obsolete inventory of $567,000 in addition to a decline in sales volume, decline in average selling prices and a resultant under-absorption of fixed expenses.

Sales and marketing expenses increased $1.5 million, or 88.2%, in 2004 to $3.2 million from $1.7 million in 2003. This increase was primarily attributable to the $1.1 million increase resulting from the inclusion of Datrek. We incurred an additional $486,000 of expenses directly related to the full year impact of 4 direct sales personnel hired in 2003 and the impact of 8 additional direct sales personnel hired by Miller at various times throughout 2004.

General and administrative expenses increased $2.9 million in 2004 to $3.8 million from $972,000 in 2003. This increase was primarily due to $684,000 resulting from the inclusion of Datrek, $1.4 million attributable to the Rockland, MA plant closing and relocation, as well as, an additional $410,000 for loss on disposal on equipment not relocated in the move, and the balance primarily from the appointment of our new Chief Executive Officer and an increased provision for doubtful accounts.

Interest expense increased $189,000, or 54.6%, in 2004 to $534,000 as compared to $345,000 in 2003. This increase is comprised of a $75,000 increase in the average amount borrowed by Miller prior to October 15, 2004, $56,000 payable to Ryan Holdings, Inc. and $58,000 arising from borrowings of the combined companies subsequent to October 15, 2004.

Other income increased to $13,000 in 2004 compared to $0 in 2003.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows provided by operations and drawings under our line of credit. We currently expect this to continue. At December 31, 2004, we had working capital of $1.3 million. We recorded a net loss of $6.2 million, while using cash from operating activities of $3.5 million for the year then ended. We increased financing activities by $5.3 million primarily through the issuance of common stock to Stanford. Given our December 31, 2004 cash balance of $1.4 million and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through December 31, 2005. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses be higher than forecast or we fail to properly integrate the operations of Datrek and Miller and manage our growth, we may require additional funding. Should this happen, liquidity may not be available through financings of debt and/or equity and we will not have adequate resources to fund operations. We expect future fixed obligations through December 31, 2005 to be paid solely by cash generated from operating activities and borrowings under our line of credit. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

Operating Activities

Cash increased $1.3 million to $1.4 million at December 31, 2004, from $39,000 at December 31, 2003.

Cash used by operating activities increased $2.3 million to $3.5 million for the year ended December 31, 2004, from $1.2 million for the comparable period in 2003. This increase was primarily due to the net loss of approximately $6.2 million for the year ended December 31, 2004, offset by an increase in accounts payable and accrued liabilities of $1.9 million and $800,000 of other operating activities.

Investing Activities

Cash used in investing activities increased approximately $482,000 primarily as a result of the net assets acquired in the acquisition of DPB in the amount of $378,000, excluding cash of $97,000, and purchases of property and equipment of $157,000.

Financing Activities

Cash provided by financing activities increased $4.1 million to $5.3 million for the year ended December 31, 2004, as compared to $1.2 million for the comparable period in 2003. The increase is primarily due to proceeds from borrowings under our line of credit as well as an increase in proceeds from the issuance of common stock to Stanford.

Financing Activities - Debt

Effective October 18, 2004, we obtained a demand line of credit facility with FCC, LLC (“FCC”) d/b/a First Capital, having a maximum credit limit of $5,000,000 with an interest rate of prime (5.25 % at December 31, 2004) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary security interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 24, 2005 the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory-borrowing cap to $3,000,000 for the period from March 24 through July 31, 2005. At December 31, 2004 the balance of the line of credit was $4,321,516. The credit agreement requires us to maintain certain financial and non-financial covenants. As of December 31, 2004, we were not in compliance with our minimum tangible net worth ratio. We were also required to maintain a certain fixed charges ratio commencing in March 2005. In April 2005, we negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment to the term of the line of credit) and also negotiated the deferral of the application of the fixed charges covenant ratio from March 31, 2005 to May 31, 2005. Management currently believes we will be able to maintain compliance with this covenant commencing in May 2005; however, there can be no assurance that we will do so.

At December 31, 2003, we were partially financed by a line of credit extended by Stanford. This facility had an interest rate of 8%. Concurrent with the acquisition of the assets of MGC on October 15, 2004, Stanford forgave all indebtedness of principal loans and accrued interest related to this facility totaling $5,115,000 (plus accrued interest).

At December 31, 2004, we had a short term and a long term note payable to the shareholders of DPB as part of the purchase price to acquire certain of the assets of DPB. The short term obligation is a non interest-bearing note in the original amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005. The December 15 scheduled payment was made on January 3, 2005. The remaining balance has been rescheduled for payment on May 31, 2005 (and may be extended) and bears interest at 10% per annum. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have an outstanding letter of credit in the amount of $3,200,000 to support this note payable. The letter of credit was issued by Stanford International Bank, an affiliate of Stanford, and expires in January 2008.

Financing Activities - Equity

Another source of liquidity has been the purchase by Stanford of our common stock. Under a Securities Purchase Agreement, dated October 15, 2004, Stanford agreed to make an aggregate investment in our common stock, in several tranches, of $4,500,000, subject to the conditions of that agreement. For its aggregate investment of $4,500,000, Stanford received an aggregate of 4,500,000 shares of our common stock.

Capital Expenditures

We did not expend funds for any material capital expenditures for property and equipment during the year ended December 31, 2004 and do not have any plans for major purchases in fiscal 2005.

Pursuant to a lease agreement executed on October 15, 2004, we currently lease a 14.06 acre facility in Springfield, Tennessee. The 7-year triple net lease was entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for initial monthly rent payments in the amount of $49,412, with adjustments made on an annual basis consistent with changes in the applicable Consumer Price Index.

The following table outlines payments due under our significant contractual obligations over the next four years, exclusive of interest:

	Payment Due by Period
Contract Obligations At December 31, 2004	Total	Less than 1 Year	Less than 2 years	Less than 3 years	After 3 years
Short Term Debt	$6,001,516	$6,001,516	$—	$—	$—

Long Term Debt	3,200,000	—	—	3,200,000	—
Operating Leases Capital Leases	4,124,538 21,560	635,683 21,560	629,753 —	608,218 —	2,250,884 —

Total Contractual Cash Obligations	$13,347,614	$6,658,759	$629,753	$3,808,218	$2,250,884

The above table outlines our obligations as of December 31, 2004 and does not reflect any changes in our obligations that have occurred after that date.

Item 7. Financial Statements

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Index to Consolidated Financial Statements” beginning on Page F-1 attached hereto of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 3, 2004, Earl M. Cohen C.P.A., P.A. (“Cohen”) resigned as the principal accountants to audit our financial statements. Cohen had been engaged by the management of Greenhold Group, Inc. prior to the merger transaction.

The reports of Cohen on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The resignation of Cohen and subsequent engagement of new independent accountants was approved by our board of directors.

In connection with its audits for the two most recent fiscal years and including the interim period up to and including the date of resignation, there have been no disagreements with Cohen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Cohen would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and including the interim period up to and including the date of resignation, we have had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Cohen furnished a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements made above. A copy of this letter, dated December 3, 2004, was filed as Exhibit 16.1 to Form 8-K filed on December 3, 2004.

Effective December 3, 2004, we engaged the accounting firm of Marcum & Kliegman LLP as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2004.

We have not consulted with Marcum & Kliegman LLP during the last two years or subsequent interim period on either the application of accounting principles or type of opinion Marcum & Kliegman LLP might issue on our financial statements.

Item 8A. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not effective.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended December 31, 2004, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

Our Independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the December 31, 2004 financial close process, lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. In addition, adjustments were identified in the annual audit process, related to the recording of its acquisition and other equity transactions. All adjustments related to these matters were made by us in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit and as a result, we are confident that our financial statements for the year ended December 31, 2004 present fairly, in all material respects, our financial conditions and results of operations

We intend to remedy these conditions by improving our controls and procedures regarding the closing process and to hire additional qualified accounting personnel.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The table below includes the names, positions held and ages of our board of directors and executive officers. In case any of the directors become unavailable to serve on the board of directors, which is not anticipated, vacancies on the board may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

Name	Age	Position
Michael S. Hedge	49	Chief Executive Officer, Director

Deborah Ryan	51	Chief Operating Officer, Director

Patrick B. Fox	62	Chief Financial Officer

Dennis Ryan	67	President, DMI Off-Course Division

Michael S. Hedge, age 49, became our Chairman and Chief Executive Officer effective as of the closing of the Merger. Prior to that, from July 19, 2004 to the effective date of the Merger Mr. Hedge served as President of Miller Golf Company, LLC, a manufacturer of golf accessories. From December 2003 through July 15, 2004, Mr. Hedge acted as a consultant for Stanford. From October 2000 to December 2003, Mr. Hedge served as Senior Vice President of Nexterna, Inc., a wholly owned subsidiary of Union Pacific Corporation, a provider of real-time service management solutions to companies that deliver on-site repair and maintenance services. From May 1999 to August 2000, he was President and Chief Executive Officer of FocusWireless.com, a wholesale distributor of wireless products. Mr. Hedge also served as FocusWireless.com’s Executive Vice President for Business Development from February 1999 to May 1999. Prior to this, Mr. Hedge held various senior management positions with Cellstar Corporation from September 1987 to February 1999, a leading provider of distribution and value-added logistics services to the wireless communications industry.

Deborah Ryan, age 51, became our Chief Operating Officer effective as of the closing of the Merger. Ms. Ryan was the founder, principal shareholder and Chief Executive Officer of DPB since June 1979. Prior to that, from June 1975 to June 1979 Ms. Ryan held various sales positions with Wilson Sporting Goods Company. Ms. Ryan earned a Bachelor of Arts with a major in Communications from the University of Illinois in 1974. Dennis Ryan, Ms. Ryan’s husband, became the President of the DMI Off-Course Division effective as of the closing of the Merger.

Patrick B. Fox, age 62, became our Chief Financial Officer effective as of the closing of the Merger. Mr. Fox was the Chief Financial Officer of DPB from April 1995 through the closing of the Merger. Prior to that, from April 1993 to March 1995, Mr. Fox was self employed providing management consulting services to various entities. Mr. Fox has served as Vice President of Finance for Empire Berol USA (from February 1990 to April 1993), Baird Ward (from February 1989 to February 1990) and Schrader Automotive, Inc. (from October 1984 to February 1989). From June 1965 to October 1984, Mr. Fox held various accounting and finance positions with General Electric Company. Mr. Fox earned a Bachelor of Arts with a major in Accounting from Duke University in 1965.

Dennis Ryan, age 67, became the President of the Off-Course Division of DMI effective as of the closing of the merger. Mr. Ryan was the President of DPB from July 2000 through the closing of the merger. Prior to that, from February 1981 to July 2000, Mr. Ryan served as Vice President of Sales for DPB. Mr. Ryan’s wife, Deborah Ryan, is our Chief Operating Officer and member of our board of directors.

Information Concerning the Board of Directors

During the year ended December 31, 2004 our board of directors, from time to time, acted by unanimous written consent pursuant to Florida law.

Committees of the Board of Directors

We do not have a formal audit committee. Our board of directors, acting as an audit committee, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Due to our recent reorganization, we do not yet have a “financial expert” as defined under Item 401 of Regulation S-B. We intend to have a financial expert on the slate of directors to be submitted to our shareholders at our next annual meeting. The board of directors also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention.

We do not have a formal compensation committee. Our board of directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation, including base salaries, bonuses, awards of stock options and reimbursement of certain business related costs and expenses.

We do not have a formal nominating committee. Our board of directors, acting as a nominating committee, recommends candidates who will be nominated as management’s slate of directors at each annual meeting of stockholders. The board of directors will also consider candidates for directors nominated by stockholders. A stockholder who wishes to submit a candidate for consideration at the annual meeting of stockholders to be held in 2005, must notify our Secretary, in writing.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

Code of Ethics

As of January 3, 2005, we adopted a Code of Ethics. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Item 10. Executive Compensation.

Summary Compensation Table

The following table shows, for the year ended December 31, 2004, the cash and other compensation paid by our company to our President, Chief Executive Officer and each other executive officer whose annual compensation was $100,000 or more.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary (1)	Bonus	Other Annual Compensation (2)	Securities Underlying Options	All other Compensation
Michael S. Hedge, President and Chief Executive Officer (3)	2004	$190,000	—	$8,400	—	—
Deborah Ryan, Chief Operating Officer (4)	2004	$150,000	—	$8,400	—	—
Dennis Ryan, President Off-Course Division (5)	2004	$150,000	—	$8,400	—	—
John D. Harris, President and Chief Executive Officer (6)	2004 2003 2002	0 0 0	— — —	— — —	— — —	— — —
Patrick B. Fox, Chief Financial Officer (7)	2004	$115,000	—	—	—	—

(1)	Represents annualized amounts.

(2)	Represents an automobile allowance of $700 per month.
(3)	Appointed to serve as President and Chief Executive Officer effective October 15, 2004.
(4)	Appointed to serve as Chief Operating Officer effective October 15, 2004.
(5)	Appointed to serve as President of the Off-Course Division effective October 15, 2004. Mr. Ryan also serves as the President and Chief Executive Officer of Datrek.
(6)	Resigned effective October 15, 2004.
(7)	Appointed to serve as Chief Financial Officer effective October 15, 2004.

Option/SAR Grants Table

We did not grant any options to purchase shares of common stock during the fiscal year ended December 31, 2004.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

Director Compensation

During the fiscal year ended December 31, 2004, our directors did not receive compensation for their services except for the reimbursement for reasonable out-of-pocket expenses in attending meetings. We do not pay fees to directors for their attendance at meetings of our board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will continue to reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Employment Agreements

On October 15, 2004, we entered into an employment agreement with Michael S. Hedge. Mr. Hedge will serve as our Chief Executive Officer. The employment agreement provides for an annual base salary of $190,000 and has an initial term of four years. The Employment Agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 150,000 shares of our common stock . The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Hedge is terminated as a result of a change in control of our company, we are obligated to continue paying Mr. Hedge’s base salary for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were the shareholders of our company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of our company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of our assets.

On October 15, 2004, we entered into an employment agreement with Deborah Ryan. Ms. Ryan will serve as our Chief Operating Officer. The employment agreement provides for an annual base salary of $150,000 and has an initial term of four years. The Employment Agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 25,000 shares of our common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Ms. Ryan is terminated as a result of a change in control of our company, we are obligated to continue paying Ms. Ryan’s base salary for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were the shareholders of our company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of our company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of our assets.

On October 15, 2004, Datrek entered into an employment agreement with Dennis Ryan. Mr. Ryan will serve as the President of the Off-Course Division of DMI. The employment agreement provides for an annual base salary of $150,000 and has an initial term of four years. The Employment Agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 25,000 shares of our common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Ryan is terminated as a result of a change in control of Datrek, Datrek is obligated to continue paying Mr. Ryan’s base salary for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were the shareholders of Datrek immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of Datrek in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes a liquidation or dissolution of Datrek or the sale of all or substantially all of the assets of Datrek.

During the fiscal year ended December 31, 2004, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of our officers, directors or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 18, 2005, with respect to (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each of our officers and directors; and (3) all of our directors, executive officers and designated stockholders as a group. Beneficial ownership includes any securities that person has a right to acquire within 60 days from options, warrants, conversion or similar obligations. Unless otherwise indicated, the business address of each person listed is 835 Bill Jones Industrial Drive, Springfield, TN 37172.

Name	Shares Beneficially Owned	Percent of Shares Outstanding(1)
Stanford Venture Capital Holdings, Inc.(2)	7,500,000	66.8%

Ryan Holdings, Inc.(3) (f/k/a Datrek Professional Bags, Inc.)	2,200,000	19.6

Michael S. Hedge	0	0

Deborah Ryan	0	0

All executive officers, directors and designated stockholders as a group (4 persons)	9,700,000	86.4%

(1)	Based on 11,222,183 shares of common stock issued and outstanding.
(2)	Beneficial stockholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056.
(3)	Ryan Holdings, Inc. is owned by Dennis and Deborah Ryan.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any compensation plans under which any of our equity securities are authorized for issuance.

Item 12. Certain Relationships and Related Transactions

On October 15, 2004, DAI, Datrek Professional Bags, Inc., a Tennessee corporation (“DPB”) and the principal shareholders of DPB entered into an asset purchase agreement in which DAI agreed to purchase substantially all of the assets and assume substantially all of the liabilities of DPB for an aggregate purchase price of $6,471,000 consisting primarily of cash, promissory notes and 2.2 million shares of common stock of DPB, subject to the conditions of that agreement (the “Datrek Purchase Agreement”).

Under the Datrek Purchase Agreement, Ryan Holdings, Inc., the successor of DPB, is entitled to a contingent payment of up to $1 million based on the assembly and distribution of certain golf bags. We are required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. The amount of the contingent payment is based on orders for golf bags of Wilson Sporting Goods Co. and any other golf bag manufacturer with which we enter agreements for assembly and shipment of golf bags. We are required to pay $1.25 per golf bag assembled according to the manufacturer’s instructions and $1.25 per golf bag shipped according to the manufacturer’s instruction. We are not required to make the contingent payment unless we have received payment for the golf bags. Our obligation to continue making contingent payments expires on the earlier of the expiration of the 5-year period or upon payment of the total contingent payment of $1 million.

On October 15, 2004, Miller Acquisition, Inc., (“MAI”) a Florida corporation and wholly owned subsidiary of GAI and Miller Golf Company, LLC (“MGC”) entered into an asset purchase agreement in which MAI agreed to purchase all of the assets of MGC for an aggregate purchase price consisting of 3,000,000 shares of common stock of GAI, subject to the conditions of that agreement (the “Miller Purchase Agreement”). Upon the consummation of the merger, MGC received 3,000,000 shares of our common stock. MGC is 95% owned by Stanford.

Pursuant to a Securities Purchase Agreement dated October 15, 2004, Stanford Venture Capital Holdings, Inc. made an aggregate cash investment of $4,500,000 in our company. The investment was in the form of our common stock. For its aggregate investment, Stanford received 4,500,000 shares of our common stock. At December 31, 2004 Stanford had purchased and paid for 3,940,000 shares. The balance of $560,000 was purchased on January 13, 2005. This purchase of shares was contingent upon the acquisition of Miller and Datrek.

In connection with the transactions contemplated by the Datrek Purchase Agreement, DAI executed two promissory notes in favor of Ryan Holdings, Inc. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan. Deborah Ryan is a director and Chief Operating Officer of our company. Dennis Ryan is the President of the Off-Course Division of DMI. A short-term note in the principal amount of $2,240,000 was due and payable on December 31, 2004. By agreement of the shareholder’s of Ryan Holdings, Inc., payment of this note was extended to May 31, 2005. The short-term note did not bear interest prior to December 31, 2004. Interest at 8% per annum was applied to the unpaid portion from January 1 through January 31, 2005. The interest rate was increased to 10% per annum from February 1, 2005 until May 31, 2005. A long-term note in the principal amount of $3,200,000 with interest accruing at 8% per annum is payable in two installments of $1,600,000 each due on June 30, 2007 and December 31, 2007, respectively. The long-term note matures on December 31, 2007. Payments of interest are made quarterly and commenced on January 10, 2005. The obligations of Datrek under this long-term note are guaranteed by an Irrevocable Standby Letter of Credit issued in favor of Ryan Holdings, Inc. by Stanford International Bank Ltd., an affiliate of Stanford.

We lease our facility located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172 pursuant to a 7-year triple net lease entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for initial monthly rent payments in the amount of $49,412 with adjustments made on an annual basis consistent with changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan. Deborah Ryan is a director and Chief Operating Officer of our company. Dennis Ryan is the President of the Off-Course Division of DMI.

PART IV

Item 13. Exhibits.

(a)	Documents filed as part of this Form 10-KSB.

2.1	Agreement and Plan of Merger dated as of October 15, 2004 among our company, the principal stockholder of our company and GAI.(1)

10.1	Securities Purchase Agreement dated as of October 15, 2004, between Datrek and Stanford.(1)

10.2	Lock-Up Agreement dated as of October 15, 2004, among Datrek, DPB and Stanford. (1)

10.3	Shareholders’ Agreement dated as of October 15, 2004, among Datrek, DPB and Stanford.(1)

10.4	Asset Purchase Agreement dated as of October 15, 2004, among Datrek, DPB and Dennis and Deborah Ryan.(1)

10.5	Asset Purchase Agreement dated as of October 15, 2004, between Miller and MGC.(1)

10.6	Lease Agreement dated as of October 15, 2004, between Datrek and DPB.(1)

10.7	Stock Purchase Agreement dated as of October 15, 2004, between our company and Croft Investments Limited Partnership.(1)

10.8	Stock Purchase Agreement dated as of October 15, 2004, between our company and Andora Investments Limited Partnership.(1)

10.9	Stock Purchase Agreement dated as of October 15, 2004, between our company and Nahara Group, Inc.(1)

10.10	Stock Purchase Agreement dated as of October 15, 2004, between John D. Harris and our company.(1)

10.11	Loan and Security Agreement dated as of October 15, 2004, among FCC, LLC d/b/a First Capital, Datrek and Miller.(1)

10.12	Guaranty of our company dated as of October 15, 2004.(1)

10.13	Employment Agreement dated as of October 15, 2004, between Michael S. Hedge and our company.

10.14	Employment Agreement dated as of October 15, 2004, between Deborah Ryan and our company.

10.15	Employment Agreement dated as of October 15, 2004, between Dennis Ryan and Datrek.

10.16	First Amendment to Loan Agreement dated as of March 24, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller.

10.17	Waiver and Second Amendment to Loan Agreement dated as of April 14, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller.

14.0	Code of Ethics

16.1	Letter from Earl M. Cohen C.P.A., P.A. (former independent accountant).(2)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on October 21, 2004.
(2)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 3, 2004.

(b)	Reports on Form 8-K.

During the fourth quarter of the period covered this by report, the following reports on Form 8-K were filed:

On October 21, 2004, we filed a Form 8-K Current Report disclosing under Items 2.01, 5.02 and 8.01 that effective October 15, 2004, our company had consummated the merger transaction with GAI.

On December 3, 2004, we filed a Form 8-K Current Report, disclosing under Item 4.01, that effective November 30, 2004, Earl M. Cohen C.P.A., P.A. resigned as the principal accountants to audit our financial statements and that effective December 3, 2004, we engaged the accounting firm of Marcum & Kliegman LLP as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2004.

Item 14. Principal Accountant Fees and Services

Fees to Auditors.

Year ended December 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $271,800.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $65,700.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2004 was $-0-.

Year ended December 31, 2003

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2003 was $14,813.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2003 was $-0-.

Our board of directors has considered whether the provisions of the services covered above under the captions “Financial Information Systems Design and Implementation Fees” and “All Other Fees” is compatible with maintaining the auditor’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2005

DATREK MILLER INTERNATIONAL, INC.

By:	/s/ Michael S. Hedge
Michael S. Hedge
Chief Executive Officer

By:	/s/ Patrick B. Fox
Patrick B. Fox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 22, 2005.

SIGNATURE	TITLE
/s/ Michael S. Hedge	Director, Chairman of the Board
Michael S. Hedge

/s/ Deborah Ryan	Director
Deborah Ryan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Datrek Miller International, Inc. and Subsidiaries

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Datrek Miller International, Inc.

We have audited the accompanying consolidated balance sheet of Datrek Miler International, Inc and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datrek Miller International, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York

April 12, 2005, except for notes 1 and 7 which are as of April 22, 2005

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash	$1,363,168
Accounts receivable trade, net of allowance of $440,000	4,061,921
Inventories, net	5,739,398
Prepaid expenses	459,205
Other receivables from related parties	147,269
Other receivables	104,403

Total Current Assets	11,875,364
PROPERTY AND EQUIPMENT, NET	721,332
INTANGIBLES, NET	2,535,898
GOODWILL	361,503
CASH RESTRICTED	700,000
OTHER ASSETS	41,259

TOTAL ASSETS	$16,235,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving credit facility	$4,321,516
Note payable to related party	1,680,000
Accounts payable and accrued liabilities	4,521,851
Notes payable to finance companies	21,560

Total Current Liabilities	10,544,927
NOTE PAYABLE TO RELATED PARTY, Net of Current Portion	3,200,000

Total Liabilities	13,744,927

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,000,000,000, shares authorized, 10,362,183 issued and outstanding	10,362
Additional paid-in capital	6,085,974
Accumulated deficit	(3,605,907)

Total Stockholders’ Equity	2,490,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,235,356

The accompanying notes are an integral part of these consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2004	2003
NET SALES	$9,264,701	$6,135,165
COST OF SALES	7,891,058	4,739,224

GROSS PROFIT	1,373,643	1,395,941

OPERATING EXPENSES
Sales and marketing	3,230,896	1,677,075
General and administrative (including non-cash compensation in 2004 of $99,000)	3,829,473	971,592

Total operating expenses	7,060,369	2,648,667

LOSS FROM OPERATIONS	(5,686,726)	(1,252,726)

OTHER INCOME (EXPENSE)
Interest expense (includes $457,317 and $341,963 for related parties for the years ended December 31, 2004 and 2003, respectively)	(534,255)	(345,608)
Other income (expense)	12,894	(66)

Total other expense	(521,361)	(345,674)

NET LOSS	$(6,208,087)	$(1,598,400)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(1.43)	$(0.53)

WEIGHTED AVERAGE SHARES OUTSTANDING-Basic and Diluted	4,333,284	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ ( DEFICIENCY) EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ (Deficiency) Equity
	Shares	Amount
BALANCE, January 1, 2003	3,000,000	$3,000	$(3,000)	$(1,511,579)	$(1,511,579)
Net loss		—	—	(1,598,400)	(1,598,400)

BALANCE, December 31, 2003	3,000,000	$3,000	$(3,000)	$(3,109,979)	(3,109,979)

Sale of common stock - Stanford	3,940,000	3,940	3,936,060		3,940,000
Common shares issued for Datrek acquisition	2,200,000	2,200	393,800		396,000
Common shares issued for services	550,000	550	98,450		99,000
Acquired equity of Greenhold Group, Inc.	272,183	272	18,978		19,250
Legal fees paid on behalf of the Company by Stanford	—	—	125,000		125,000
Issuance and exercise of warrants	400,000	400	71,600		72,000
Recapitalization of Miller’s accumulated deficit at time of merger	—	—	(5,712,159)	5,712,159	—
Forgiveness of Miller debt by Stanford	—	—	7,157,245		7,157,245
Net loss	—	—	—	(6,208,087)	(6,208,087)

BALANCE, December 31, 2004	10,362,183	$10,362	$6,085,974	$(3,605,907)	$2,490,429

The accompanying notes are an integral part of these consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,208,087)	$(1,598,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139,398	100,353
Amortization of intangibles	96,102	—
Amortization of finance fees	10,447	—
Loss on disposal of equipment	395,276	—
Stock issued for services	99,000	—
Inventory write-offs	567,000	—
Legal services contributed by a related party	37,000	—
Bad debt expense	117,083	22,917
Changes in operating assets and liabilities:
Accounts receivable	(220,626)	19,050
Inventories	(670,282)	(73,592)
Prepaid expenses	(44,621)	24,305
Other assets	23,446	2,350
Other receivables from related parties	(658)	—
Other receivables	(55,477)	—
Accounts payable and accrued liabilities	2,217,018	297,869

Net cash used in operating activities	(3,497,981)	(1,205,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for Datrek acquisition, net of cash acquired of $97,389	(377,611)	—
Cash acquired in reverse merger transaction	19,250	—
Purchases of property and equipment	(157,294)	(33,533)

Net cash used in investing activities	(515,655)	(33,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit	9,969,383	1,590,000
Repayments under line of credit	(7,218,942)	—
Borrowings from finance companies	47,986	—
Repayments to finance companies	(40,428)	—
Repayments of notes to related party	(560,000)	(350,000)
Payments of restricted cash	(700,000)	—
Sale of common stock - Stanford	3,940,000	—
Financing fees paid in connection with line of credit	(100,000)	—

Net cash provided by financing activities	5,337,999	1,240,000

NET INCREASE IN CASH	1,324,363	1,319
CASH, BEGINNING OF THE YEAR	38,805	37,486

CASH, END OF THE YEAR	$1,363,168	$38,805

The accompanying notes are an integral part of these consolidated financial statements

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$53,071	$3,766

Cash paid during the year for income taxes	$1,313	$—

NON-CASH TRANSACTIONS:

Forgiveness of debt by Stanford:
Accounts payable and accrued liabilities	$1,242,245	$—
Line of credit	5,115,000	—
Note obligations	800,000	—

Total forgiveness of debt	$7,157,245	$—

Net assets acquired and liabilities assumed of Datrek:
Total purchase price	$6,471,000	$—
Less: cash consideration paid	(475,000)	—

Non-cash consideration	$5,996,000	$—

Short term note - Ryan Holdings, Inc.	$2,240,000	$—
Long term note - Ryan Holdings, Inc.	3,200,000	—
Common stock issued	396,000	—
Acquisition costs ($72,000 for warrants and $88,000 of legal services paid by Stanford)	160,000	—

Allocation of non-cash consideration	$5,996,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ACQUISITIONS

Datrek Miller International, Inc. (“DMI”) and its wholly owned subsidiaries Datrek Professional Bags, Inc. and Miller Golf Company (collectively the “Company”), manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers mainly in the United States and Canada. The Company is based in and conducts all of its operations from Springfield, Tennessee.

DMI is the successor to Greenhold Group, Inc., a public shell corporation ("GGI"), which was originally incorporated in the state of Florida on March 22, 1999.

Stanford Venture Capital Holdings, Inc. (f/k/a Stanford Telecommunications Holdings, Inc.) (“Stanford”) prior to the transactions described below was the 95% owner of Miller Golf Company, LLC (“Miller”). Miller (through a newly formed acquisition corporation) entered into a merger agreement (October 15, 2004) with DMI, whereby 3,000,000 shares of DMI were exchanged for substantially all of the assets and liabilities of Miller. In conjunction with the merger, DMI (through a newly formed acquisition corporation) purchased certain of the assets and assumed certain of the liabilities of Datrek Professional Bags, Inc. (“Datrek”) for approximately $6,471,000, including costs of $160,000. The purchase price consisted of $475,000 cash, $5,440,000 in notes payable and 2,200,000 shares (issued at $.18 based on appraisal value) of DMI common stock valued at $396,000. In connection with the acquisition, the Company recorded intangible assets for Datrek’s registered trade name and customer list of $1,813,000 and $819,000, respectively. All of the goodwill associated with the acquisition is deductible for income tax purposes. Additionally, the former stockholders of Datrek may receive a future earn-out of $1,000,000. The earn out will be recorded when payment becomes probable. Ryan Holdings, Inc., the former owners of the Datrek business, is entitled to a contingent payment of up to $1,000,000 based on the assembly and distribution of a certain line of golf bags. The Company is required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005 (see Note 13 for pro forma results of combined operations and a condensed acquisition date balance sheet of Datrek). Any additional consideration paid to the former owners of the Datrek business will be recorded as goodwill. In connection with the acquisition of Datrek, all of the assets acquired and liabilities assumed were recorded at their fair value. The reason for the acquisition was to further expand its market share of the golfing and accessories business.

As a result of these transactions, Stanford became the controlling stockholder of DMI. Accordingly, the acquisition of Miller by DMI, is a reverse acquisition that has been accounted for as a recapitalization of Miller; and the acquisition of Datrek is accounted for as a purchase business combination. The historical financial results prior to the reverse acquisition on October 15, 2004 are those of Miller. Datrek’s results of operations are included in the Company’s consolidated financial results commencing October 15, 2004.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ACQUISITIONS, Continued

Additionally, as part of the merger agreement, Stanford entered into a common stock purchase agreement with DMI to acquire 4,500,000 shares of DMI common stock for an aggregate $4,500,000 to be purchased in several tranches through January 2005. As of December 31, 2004, the Company received $3,940,000 and issued 3,940,000 shares of common stock. The balance of $560,000 and 560,000 shares of common stock was received and issued in January 2005. Stanford also agreed to forgive certain Miller obligations totaling $7,157,245. The forgiven amounts were accounted for as a contribution to capital.

On October 25, 2004 GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. and to effect a one-for-thirty-five reverse split of the Company’s common shares. All common share amounts presented herein have been retroactively adjusted to reflect the one-for-thirty-five reverse stock split and to reflect the recapitalization of Miller.

Liquidity

The Company has incurred losses from operations of $6,208,087 and $1,598,400 for the years ended December 31, 2004 and 2003, respectively. In addition, the Company was not in compliance with its minimum tangible net worth covenant with respect to its line of credit facility. On April 22, 2005, the Company negotiated the elimination of the tangible net worth ratio (Waiver and Second Amendment) requirement and also negotiated the deferral of the initial application of the monthly fixed charges covenant from March 31, 2005 to May 31, 2005. Management currently believes it will be able to maintain compliance with this covenant commencing in May 2005, however, there can be no assurance that the Company will be able to do so.

Management believes cash balances on hand and cash generated from operations will be sufficient to fund the business requirements during 2005. If necessary, the Company may seek to restructure its existing debt and/or raise capital through the future issuance of stock and/or debt.

Closure of Facility

During the fourth quarter of fiscal 2004, as a result of the acquisition, Miller’s operations in Rockland, MA were transferred to Datrek’s facility in Springfield, TN. The closure resulted in a charge of $2.4 million which comprised of the following:

Severance and payroll	$567,000
Pension obligations (Note 11)	462,000
Inventory write-offs	567,000
Loss on disposal of fixed assets	410,000
Other operating expenses	394,000

$2,400,000

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND ACQUISITIONS, Continued

Closure of Facility, continued

The inventory write-off of $567,000 was charged to cost of sales and the remaining charges of $1,833,000 were charged to general and administrative expenses. Of the $2,400,000, only the $394,000 of other operating expenses was paid for by year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

At December 31, 2004, the consolidated balance sheets include the accounts of DMI, Datrek and Miller. All significant intercompany balances and transactions have been eliminated. The Company’s combined operations of golf bags and accessories operate as one business segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Cash-Restricted

The Company obtained a demand line of credit facility with FCC, LLC (“FCC”) and is required to maintain a cash reserve of $700,000 (see note 7). At December 31, 2004, $500,000 of the required cash reserve was in an escrow account and the remaining $200,000 was in a checking account. Restricted cash is unavailable for the Company to use until certain contractual terms and conditions of the credit facility are met.

Allowance for Doubtful Accounts Receivable

Accounts receivable is reduced by an estimated allowance for doubtful accounts. If the financial condition of the Company’s customers were to materially deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts totaled $440,000 at December 31, 2004.

Inventories

Inventories are stated at the lower of cost (as determined on the first-in, first-out method) or market. Reserves for slow moving and obsolete inventories are provided for based on historical experience and product demand.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Property and Equipment

Property and equipment are reported at cost and include improvements that significantly add to utility or extend useful lives. Costs of maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred. Assets are depreciated using the straight-line method over their estimated useful lives and is presented below by principal classifications:

Computer equipment	3-5 years
Machinery & equipment	10 years
Furniture and fixtures	7 years
Molds	1-3 years

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Accounting for Long-Lived Assets

The Company reviews property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; (3) significant negative industry or economic trends; (4) significant decline in the Company’s stock price for a sustained period; and (5) significant decline in the Company’s market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amount to their expected future undiscounted net cash flows.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounting for Long-Lived Assets, Continued

Other intangible assets include a customer list and a trade name. Identifiable intangibles are amortized on a straight-line basis over their estimated useful or legal life as follows:

Customer Lists	3 years
Registered Trade Name	7 years

The trademark is registered with the U.S. Patent and Trademark Office and expires in 2011.

Revenue Recognition

The Company recognizes revenue when products are shipped to its customers.

Shipping Costs

Net sales include amounts billed to customers for shipping charges which totaled $451,000 and $280,000 for the years ended December 31, 2004 and 2003, respectively. The costs associated with shipping goods to customers are recorded as part of cost of sales.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense amounted to $71,000 and $66,000 for the years ended December 31, 2004 and 2003, respectively. These costs are included in sales and marketing expense in the statements of operations.

Foreign Currency Translation

The Company conducts business with certain customers in Canada. The functional currency of these customers is the Canadian dollar. Any gain or loss from conducting business with these customers is deminimus to the Company’s financial statements.

Fair Value of Financial Instruments

The carrying values of financial instruments approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment. At December 31, 2004, the carrying value of all other financial instruments approximate their fair value.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Deferred Debt Issuance Costs

Deferred debt issuance costs of $100,000 are amortized over the lives of the related loans of two years. At December 31, 2004, accumulated amortization of debt issuance costs was $10,417.

Warranty Costs

The Company provides for a warranty reserve of one year on all products it sells to cover defects of workmanship, and materials. The warranty provides for repair or replacement at the Company’s discretion. The Company estimates its warranty costs based on historical claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. Adjustments are made to the reserve when the actual warranty claim experience differs from those estimates. The warranty reserve is included in accounts payable and accrued liabilities and was $50,000 as of December 31, 2004.

Concentrations of Credit Risk

In the normal course of business, the Company extends credit to its customers. The Company's policy is generally not to require collateral or other security from a trade customer to offset potential credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas.

The Company purchases a large percentage of its products from Far East vendors. Of these Far East vendors, two vendors represented over 50% of 2004 purchases. In 2003, foreign purchases were not significant.

Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per insured entity. Balances of cash at financial institutions exceeded the limit of $100,000 by $1,257,000 at December 31, 2004.

Stock-Based Compensation

As permitted by the Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Stock-Based Compensation, Continued

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of FASB Statement No. 123. This standard amends the disclosure requirements of SFAS No. 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of SFAS No. 123 that require disclosure of the pro forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information. No stock-based employee compensation cost is reflected in net loss, as no options were granted as of December 31, 2004.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share (“EPS”) was the same as basic net loss per share since there were no common stock equivalents. The effect of the recapitalization of Miller has been given retroactive effect in the EPS calculation. The common stock issued and outstanding with respect to the pre-merger GGI stockholders have been included since the effective date of the reverse acquisition (October 15, 2004). The common stock issued to acquire Datrek has been included in the EPS calculation since the date of acquisition (October 15, 2004).

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Recently Issued Accounting Standards

In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods which financial statements have not yet been issued. The Company leases its premises from Ryan Holdings, Inc. Ryan Holdings, Inc. is owned by two officers/shareholders of the Company. Management is evaluating the relationship between the Company and Ryan Holdings, Inc to determine if Ryan Holdings, Inc is an implicit variable interest entity and the impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company does not believe the adoption of this pronouncement will have a material effect on its financial statements.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Recently Issued Accounting Standards, Continued

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the provisions of SFAS No. 151 and does not expect the adoption will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets". This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

In EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES, Net

Inventories at December 31, 2004 are summarized as follows:

Raw materials	$1,821,889
Work in progress	77,736
Finished goods	4,175,756

6,075,381
Reserve for slow-moving and obsolete inventories	(335,983)

Total	$5,739,398

NOTE 4 - PROPERTY AND EQUIPMENT, Net

Property and equipment at December 31, 2004 is summarized as follows:

Machinery and equipment	$562,624
Furniture and fixtures	247,565
Molds	12,829
Computer equipment	29,556

852,574
Accumulated depreciation	(174,182)

678,392
Construction in progress of office space	42,940

Total Property and Equipment, net	$721,332

Depreciation expense totaled $139,398 and $100,353 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - GOODWILL

On October 15, 2004 the Company recorded goodwill for its purchase of its Datrek subsidiary in the amount of $361,503. The Company has determined there have been no indicators of impairment, as of December 31, 2004.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLES, Net

The following is a summary of intangible assets at December 31, 2004:

Description	Cost	Accumulated Amortization	Net Asset
Customer List	$819,000	$57,750	$761,250
Registered Trade Name	1,813,000	38,352	1,774,648

Total	$2,632,000	$96,102	$2,535,898

Amortization expense for the customer list and the trade name for the year ended December 31, 2004 was $96,102. Based on the carrying amount of the intangible assets as of December 31, 2004, the amortization expense for the next five years is estimated as follows:

2005	$454,300
2006	454,300
2007	396,550
2008	181,300
2009	181,300

Total	$1,667,750

NOTE 7 - LINE OF CREDIT

Line of Credit

Effective October 18, 2004 the Company obtained a demand line of credit facility with FCC, LLC (d/b/a First Capital) having a maximum credit limit of $5,000,000 with an interest rate of prime (5.25 % at December 31, 2004) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary interest in accounts receivable, inventories, other assets and restricted cash reserves of

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LINE OF CREDIT, Continued

Line of Credit, Continued

$700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005 the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory-borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005. At December 31, 2004 the balance of the line of credit was $4,321,516. The credit agreement requires the Company to maintain certain financial and non-financial covenants. As of December 31, 2004, the Company was not in compliance with its minimum tangible net worth ratio. The Company was also required to maintain a certain monthly fixed charges covenant commencing in March 2005. On April 22, 2005, the Company negotiated the elimination of the tangible net worth ratio (Waiver and Second Amendment) requirement and also negotiated the deferral of the application of the fixed charges covenant ratio from March 31, 2005 to May 31, 2005. In accordance with the line of credit agreement, the Company is required to maintain a lock-box arrangement, whereby all of its customer collections are deposited in a lock-box controlled by FCC and therefore such working capital funds are used to repay outstanding banking obligations.

As of December 31, 2005, $381,000 was available for borrowings under the line of credit.

Line of Credit and Notes – Related Party

At December 31, 2003, the Company was financed partially by a line of credit extended by Stanford. This facility had an interest rate of 8%. Concurrent with the acquisition of the assets of Miller on October 15, 2004, Stanford forgave all loans and accrued interest related to this facility and note totaling $6,900,000.

NOTE 8 - NOTES PAYABLE TO RELATED PARTY

Notes payable to related parties at December 31, 2004 include a short term and a long term note, both payable to the former shareholders of Datrek as part of the purchase price to acquire certain of the assets of Datrek. The current portion was a non interest-bearing note in the original amount of $2,240,000 and is due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred. One payment was made in January 2005 and the second payment was deferred until May 31, 2005. The notes now bear interest at 10% per annum. The non-current note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. Interest expense paid on the note included in the statements of operations for the year ended December 31, 2004 was $54,016.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE TO RELATED PARTY, Continued

The Company has an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable (Note 12). The letter of credit expires in January 2008. The aggregate balance of related party notes payable was $4,880,000 at December 31, 2004.

Future minimum payments for the notes payable to related parties are as follows:

2005	$1,680,000
2006	—
2007	3,200,000

Total	$4.880,000

NOTE 9 - INCOME TAXES

At December 31, 2004 the Company has recorded a deferred tax asset of approximately $1,400,000. This deferred tax asset is due primarily to the future benefits of net operating loss carryforwards. A valuation allowance of an equal amount has been provided for since the Company believes it is more likely than not that the losses will not be realized.

The Company has accumulated approximately $3,500,000 of net operating loss carryforwards, which may be used to offset future taxable income. These carryforward losses expire through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited.

NOTE 10 - STOCKHOLDERS’ EQUITY

Authorized Capital and Changes

Authorized capital consists of one billion common shares with a par value of $ 0.001. On October 24, 2004, GGI amended their articles of incorporation to effect a one-for-thirty-five reverse stock split of its common shares. All common share amounts presented have been retroactively adjusted to reflect the one-for-thirty-five reverse stock split.

Common Stock Transactions

As part of a Common Stock Purchases Agreement with Stanford, the Company issued 3,940,000 shares of common stock for cash of $3,940,000 ($1.00 per share) during the period from October 15, 2004 thru December 16, 2004. The Company received $560,000 for 560,000 shares of its common stock in January 2005.

On October 15, 2004 the Company issued 2,200,000 common shares in connection with the Company’s acquisition of Datrek. The common shares were valued at $396,000 ($.18 per share). This value was based on an independent appraisal.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS EQUITY, Continued

Common Stock Transactions, Continued

On October 15, 2004 the Company issued 3,000,000 common shares in connection with the Company’s reverse merger with Miller. These shares were given retroactive effect in the statements of stockholders’ equity and EPS calculation.

On October 15, 2004 the Company issued 550,000 common shares to three investment-banking firms in exchange for services provided in connection with the Company’s reverse merger. The common shares were valued at $99,000 ($.18 per share).

On October 15, 2004 the Company issued warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.001 per share to four employees of an affiliate of the Company’s principal stockholder, Stanford Venture Capital Holdings, Inc. for services rendered in connection with the acquisition of Datrek. On December 31, 2004, the warrants to purchase 400,000 shares of common stock were exercised. Proceeds of $400 were received and a charge of $72,000 was recorded and allocated as a cost of the acquisition.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases its offices, storage/warehouse space and certain equipment under operating leases. Rent expense charged to operations for this facility totaled $535,000 for 2004 and $384,000 for 2003.

Concurrent with the acquisition of certain of the Datrek assets on October 15, 2004, the Company entered into a lease with Ryan Holdings, Inc. (a related party) for the real estate occupied by the Company’s production, distribution, and administration operations. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan. Deborah Ryan is a director and Chief Operating Officer of the Company. Dennis Ryan is the President of the DMI Off-Course Division.

The lease (offices and warehouse) has a term of seven years with an initial annual rent of $593,000, and will increase effective October 1 each year. The lease requires the Company to pay property taxes, insurance, maintenance, and utility expenses related to occupancy of the premises.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES, Continued

Minimum future rental payments under all non-cancelable operating leases having remaining terms in excess of one year are summarized as follows:

Year Ending December 31
2005	$635,683
2006	629,753
2007	608,218
2008	595,566
2009	592,950
Thereafter	1,062,368

Total	$4,124,538

Profit Sharing Plan

The Company sponsors a combined 401(k) savings and profit sharing plan, which covers substantially all full-time employees. The Company contributes a partial match of employee voluntary contributions. In addition, the plan allows for the Company to make discretionary profit-sharing contributions. Employer matching contributions totaling $14,500 and $46,000 were charged against operations for the years ended December 31, 2004 and 2003, respectively.

Stock Option Plan

The Company currently does not have a stock option plan. However, the Company has committed to certain key employees to issue stock options pursuant to their employment agreements. The number of stock option grants committed at December 31, 2004 was 200,000 with an exercise price of $1.00 per common share and vesting equally over a three-year period. The Company plans to adopt and implement a stock option plan in the upcoming fiscal year. Once the plan has been adopted the stock option grants previously committed will be issued. As of December 31, 2004, no options have been issued.

Legal Proceedings and Disputes

On February 18, 2005, the Company received notice from the IUE-CWA Pension Fund notifying that the Company was responsible for funding a pension plan liability relating to Miller, which was acquired and merged with DMI, in the amount of $462,000. As of the date hereof, the Company is legally responsible for the payment of this obligation. The Company is currently disputing the total obligation, but until such time the above obligation is resolved, a provision for the full amount has been established.

In addition, incident to our business activities, the Company could be parties to other legal proceedings, lawsuits and other claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES, Continued

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer, which expires on October 15, 2008. The agreement includes a current base salary of $190,000 and an expense allowance of $8,400 per year. In addition the agreement provides for an annual bonus at the sole discretion of the Company’s Board of Directors and options to purchase 150,000 shares of common stock of the Company.

The Company has an employment agreement with its Chief Operating Officer, which expires on October 15, 2008. The agreement includes a current base salary of $150,000 and an expense allowance of $8,400 per year. In addition the agreement provides for an annual bonus and options to purchase 25,000 shares of common stock of the Company.

The Company has an employment agreement with its President of the Off-Course Division of Datrek. The employment agreement provides for an annual base salary of $150,000 and an expense allowance of $8,400 per year. The employment agreement also provides for an annual bonus and options to purchase 25,000 shares of common stock of the Company.

Royalty and Licensing Agreements

The Company has licensing agreements with over 100 colleges. The Company pays an average royalty of 8.3% of revenues from the sale of golf bags, shoe bags, towels, head covers and other golf accessories embellished with college logos and athletic team mascots. Total royalties paid were $80,000 and -$0- for 2004 and 2003, respectively.

Supply Agreement

The Company has a five-year supply agreement, expiring in December 2008, with Wilson Sporting Goods Co. (“Wilson”) to assemble, warehouse and distribute Wilson branded golf bags. In connection with the Company’s acquisition of Datrek, Ryan Holdings, Inc. is entitled to a contingent payment of up to $1 million based on the future assembly and distribution of certain golf bags with Wilson.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

On October 15, 2004, the Company signed an agreement with Stanford International Bank (Panama), S.A, an affiliate of Stanford, to guarantee an Irrevocable Standby letter of Credit for the Company’s obligations under its long-term note of $3,200,000. The Company paid a fee of $16,000 for these services during 2004.

The Company had a management agreement with Stanford, whereby the Company was required to pay Stanford $8,333 monthly. Management fees charged to operations was $100,000 and $75,000 for 2003 and 2004, respectively.

As of the date of the merger, the remaining balance of management fees of $275,000 owed to Stanford was forgiven.

As of December 31, 2004, other receivables from related parties represents advances to the former shareholders of Datrek made prior to the acquisition. Such amounts are expected to be repaid in 2005.

See notes, 7,8,10, and 11 for discussion of additional transactions with related parties.

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - ACQUISITION AND PRO FORMA INFORMATION

PRO FORMA INFORMATION

The following table presents the unaudited pro forma combined results of operations of the Company assuming the transactions discussed in Note 1 had been combined at the beginning of 2003. The results of operations of the pro forma combined results for the years ended December 31, 2004 and 2003 are not necessarily indicative of actual future results.

	Pro forma Combined Results December 31,
	2004	2003
Net sales	$25,481,000	$23,272,000
Net loss	$(6,445,000)	$(1,503,000)
Net loss per common share – basic and diluted	$(.59)	$(.14)
Weighted average shares outstanding – basic and diluted	10,922,183	10,903,312

FAIR VALUE OF PURCHASED ASSETS AND LIABILITIES

CASH	$97,000
ACCOUNTS RECEIVABLE	3,752,000
INVENTORIES	4,854,000
PREPAID EXPENSES	296,000

CURRENT ASSETS	8,999,000
PROPERTY AND EQUIPMENT	429,000
INTANGIBLE ASSET, TRADE NAME	1,813,000
INTANGIBLE ASSET, CUSTOMER LIST	819,000
GOODWILL	362,000
OTHER ASSETS	2,000

TOTAL ASSETS	$12,424,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,302,000
LINE OF CREDIT-CAPITAL BUSINESS CREDIT	3,651,000

TOTAL LIABILITIES	$5,953,000

NET ASSETS	$6,471,000

DATREK MILLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2004, accounts payable and accrued liabilities are comprised of the following:

Accounts payable – general	$1,857,775
Accounts payable – import purchases	1,224,215
Accrued salary and benefits	743,989
Accrued pension obligations	461,859
Other liabilities	234,012

$4,521,850

NOTE 15 - PRODUCT INFORMATION

The Company’s operations consist of one business segment. However, the Company evaluates the performance of its business based on revenues for certain distinct categories. Revenues of these categories are as follows:

	Years Ended December 31,
	2004	2003
Golf bags	$2,745,551	$—
Golf accessories	$6,519,150	$6,135,165

	$9,264,701	$6,135,165

NOTE 16 - SUBSEQUENT EVENTS

On March 14, 2005 the Company issued 300,000 common shares to an investor relations firm in exchange for services.

Exhibit No.	Exhibit Description
10.13	Employment Agreement dated as of October 15, 2004, between Michael S. Hedge and our company.

10.14	Employment Agreement dated as of October 15, 2004, between Deborah Ryan and our company.

10.15	Employment Agreement dated as of October 15, 2004, between Dennis Ryan and Datrek.

10.16	First Amendment to Loan Agreement dated as of March 24, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller.

10.17	Waiver and Second Amendment to Loan Agreement dated as of April 14, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller.

14.0	Code of Ethics

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer