Form 10QSB
period 2005-04-02
DATREK MILLER INTERNATIONAL, INC.
filed 2005-06-14
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

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

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of June 10, 2005, 11,222,183 shares of the issuer’s Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One):    ☐  Yes    ☒  No

DATREK MILLER INTERNATIONAL, INC.

FORM 10-QSB

APRIL 2, 2005

PART I Financial Information

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

APRIL 2, 2005

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$326,526
Accounts receivable trade, net of allowance of $477,000	4,944,153
Inventories, net	5,899,975
Prepaid expenses	544,727
Other receivables from related parties	147,212
Other receivables	141,809

Total Current Assets	12,004,402

PROPERTY AND EQUIPMENT, NET	774,226
INTANGIBLES, NET	2,382,129
GOODWILL	361,503
CASH RESTRICTED	700,000
OTHER ASSETS	31,469

TOTAL ASSETS	$16,253,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit facility	$5,341,487
Note payable to related party	1,120,000
Accounts payable and accrued liabilities	4,415,623

Total Current Liabilities	10,877,110

NOTE PAYABLE TO RELATED PARTY, Net of Current Portion	3,200,000

Total Liabilities	14,077,110

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,000,000,000, shares authorized, 11,222,183 issued and outstanding	11,222
Additional paid-in capital	6,681,114
Accumulated deficit	(4,515,717)

Total Stockholders’ Equity	2,176,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,253,729

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 2, 2005	March 31, 2004
NET SALES	$6,546,958	$1,312,863

COST OF GOODS SOLD	4,482,196	1,180,605

GROSS PROFIT	2,064,762	132,258

OPERATING EXPENSES
Sales and marketing	1,565,787	516,007
General and administrative (including management fees of $-0- and $25,000 to related parties for 2005 and 2004, respectively)	1,249,774	237,161

Total Operating Expenses	2,815,561	753,168

LOSS FROM OPERATIONS	(750,799)	(620,910)

OTHER INCOME (EXPENSE)
Interest expense (including $92,480 and $108,777 to related parties for 2005 and 2004, respectively,	(193,314)	(109,220)
Other income	34,303	—

Total Other Expense	(159,011)	(109,220)

NET LOSS	$(909,810)	$(730,130)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.08)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	10,903,980	3,000,000

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 2, 2005

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2004	10,362,183	$10,362	$6,085,974	$(3,605,907)	$2,490,429

Sale of common stock-Stanford	560,000	560	559,440	—	560,000
Common stock issued for services	300,000	300	35,700	—	36,000
Net loss	—	—	—	(909,810)	(909,810)

BALANCE, April 2, 2005	11,222,183	$11,222	$6,681,114	$(4,515,717)	$2,176,619

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 2, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(909,810)	$(730,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,686	26,250
Amortization of intangibles	153,769	—
Amortization of finance fees	12,500	—
Common stock issued for services	9,000	—
Bad debt expense	66,011	6,000
Inventory write-offs	—	6,000
Changes in operating assets and liabilities
Accounts receivable	(948,243)	(384,850)
Inventories	(160,577)	16,323
Prepaid expenses	(71,022)	(57,429)
Other receivables from related parties	57	—
Other receivables	(37,406)	(622)
Other assets	9,790	23,173
Accounts payable and accrued liabilities	(106,228)	225,981

Net cash used in operating activities	(1,925,473)	(869,304)

CASH USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(109,580)	(30,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit, related party	—	980,000
Net borrowings under line of credit	1,019,971	—
Repayments to related party (former Datrek shareholders)	(560,000)	—
Sale of common stock to Stanford	560,000	—
Repayments to finance companies	(21,560)	(5,083)

Net cash provided by financing activities	998,411	974,917

NET (DECREASE) INCREASE IN CASH	(1,036,642)	74,690

CASH, BEGINNING OF THE PERIOD	1,363,168	38,804

CASH, END OF THE PERIOD	$326,526	$113,494

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 2, 2005	March 31, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$215,319	$447,636

Cash paid during the period for taxes	$6,761	$—

NON-CASH TRANSACTIONS
Common stock issued for services	$36,000	$—

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Nature of Business and Operations

Business

Datrek Miller International, Inc. (“DMI”) and its wholly owned subsidiaries Datrek Professional Bags, Inc. (“Datrek”) and Miller Golf Company (“Miller”) (collectively the “Company”), manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers mainly in the United States and Canada. The Company is based in and conducts all of its operations from Springfield, Tennessee.

DMI is the successor to Greenhold Group, Inc., (“GGI”) which was originally incorporated in the state of Florida on March 22, 1999.

Stanford Venture Capital Holdings, Inc. (f/k/a Stanford Telecommunications Holdings, Inc.) (“Stanford”) prior to the transactions described below was the 95% owner of Miller Golf Company, LLC (“Miller”). Miller (through a newly formed acquisition corporation) entered into a merger agreement (October 15, 2004) with Datrek Miller International, Inc., a public shell corporation (f/k/a Greenhold Group, Inc.) (“DMI”), whereby 3,000,000 shares of DMI were exchanged for substantially all of the assets and liabilities of Miller. In conjunction with the merger, DMI (through a newly formed acquisition corporation) purchased substantially all of the assets and assumed substantially all of the liabilities of Datrek for approximately $6,471,000, including costs of $160,000. The purchase price consisted of $475,000 cash, $5,440,000 in notes payable and 2,200,000 shares (issued at $.18 based on appraisal value) of DMI common stock valued at $396,000. In connection with the acquisition, the Company recorded intangible assets for the Company’s registered trade name and customer list of $1,813,000 and $819,000, respectively. All of the goodwill associated with the acquisition is deductible for income tax purposes.

Additionally, the former stockholders of Datrek may receive a future earn-out of $1,000,000. Ryan Holdings, Inc., the former owners of the Datrek business, is entitled to a contingent payment of up to $1,000,000 based on the assembly and distribution of a certain line of golf bags. The Company may be required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. Any additional consideration paid to the former owners of the Datrek business will be recorded as goodwill. In connection with the acquisition of Datrek, all of the assets acquired and liabilities assumed were recorded at their fair value. The reason for the acquisition was to further expand its market share of the golfing and accessories business.

As a result of these transactions, Stanford became the controlling stockholder of DMI. Accordingly, the acquisition of Miller by DMI is a reverse acquisition that has been accounted for as a recapitalization of Miller; and the acquisition of Datrek is accounted for as a purchase business combination. The historical financial results prior to the reverse acquisition on October 15, 2004 are those of Miller. Datrek’s results of operations are included in the Company’s consolidated financial results commencing October 15, 2004.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Nature of Business and Operations (continued)

Business, continued

Additionally, as part of the merger agreement, Stanford entered into a common stock purchase agreement with DMI to acquire 4,500,000 shares of DMI common stock for an aggregate $4,500,000 to be purchased in several tranches through January 2005. As of December 31, 2004, the Company received $3,940,000 and issued 3,940,000 shares of common stock. The balance of $560,000 and 560,000 shares of common stock was received and issued in January 2005. Stanford also agreed to forgive certain Miller obligations totaling $7,157,245. The forgiven amounts were accounted for as a contribution to capital as part of the merger.

On October 25, 2004 GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. and to effect a one-for-thirty-five reverse split of the Company’s common shares. All common share amounts presented herein have been retroactively adjusted to reflect the one-for-thirty-five reverse stock split and to reflect the recapitalization of Miller.

Liquidity

The Company has incurred losses from operations of $750,799 and $620,910 for the three months ended April 2, 2005 and March 31, 2004, respectively, and has an accumulated deficit of $4,515,717 at April 2, 2005. In addition, as of April 2, 2005, the Company was not in compliance with its minimum tangible net worth covenant with respect to its line of credit facility. In April 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the initial application of the monthly fixed charges covenant from March 31, 2005 to May 31, 2005. In June 2005, the line of credit facility was increased. Management currently believes it will be able to maintain compliance with this covenant commencing in May 2005, however, there can be no assurance that the Company will be able to do so.

Management believes cash balances on hand and cash generated from operations will be sufficient to fund the business requirements during the next twelve months. If necessary, the Company may seek to restructure its existing debt and/or raise capital through the future issuance of stock and/or debt.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended April 2, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - Basis of Presentation, continued

The Company reports its financial results on a 52/53-week fiscal calendar in which each month, except for December (which ends on December 31), ends on a Saturday. Each quarter contains 13 weeks consisting of 5-4-4-week months. The first quarter of 2005 ended April 2.

NOTE 3 - Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since there were no common stock equivalents. The effect of the recapitalization of Miller has been given retroactive effect in the earnings per share (“EPS”) calculation. The common stock issued and outstanding with respect to the pre-merger GGI stockholders have been included since the effective date of the reverse acquisition (October 15, 2004). The common stock issued to acquire Datrek has been included in the EPS calculation since the date of acquisition (October 15, 2004).

NOTE 4 - Stock-Based Compensation

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation and the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - Stock-Based Compensation (continued)

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

The Company currently does not have a stock option plan. However, the Company has committed to certain key employees to issue stock options pursuant to their employment agreements. The number of stock option grants committed at April 2, 2005 was 200,000 with an exercise price of $1.00 per common share, vesting ratably over a three-year period. The Company plans to adopt and implement a stock option plan in the current fiscal year. Once the plan has been adopted the stock option grants previously committed will be issued. As of April 2, 2005, no options have been issued.

NOTE 5 - Inventories, Net

Inventories at April 2, 2005, is as follows:

Raw materials	$228,586
Work-in-process	103,939
Finished goods	5,903,434

Reserves for slow moving	6,235,959 (335,983)

Totals	$5,899,975

NOTE 6 - Recently Issued Accounting Standards

In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods which financial statements have not yet been issued. The Company leases its premises from Ryan Holdings, Inc. Ryan Holdings, Inc. is owned by two officers/shareholders of the Company. Management is evaluating the relationship between the Company and Ryan Holdings, Inc. to determine if Ryan Holdings, Inc. is an implicit variable interest entity and the impact on the consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - Financing – Debt

Effective October 18, 2004, the Company obtained a demand line of credit facility with FCC, LLC (d/b/a First Capital) having a maximum credit limit of $5,000,000 with an interest rate of prime (5.75 % at April 2, 2005) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005, the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory-borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005.

At April 2, 2005, the balance of the line of credit was $5,341,487. The credit agreement requires the Company to maintain certain financial and non-financial covenants. As of April 2, 2005, the Company was not in compliance with its minimum tangible net worth ratio. The Company was also required to maintain a certain monthly fixed charges covenant commencing in March 2005. On April 22, 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the application of the fixed charges covenant ratio from March 31, 2005 to May 31, 2005. In accordance with the line of credit agreement, the Company is required to maintain a lock-box arrangement, whereby all of its customer collections are deposited in a lock-box controlled by FCC and therefore such working capital funds are used to repay outstanding banking obligations.

On June 2, 2005, the terms of the line of credit were further amended to increase the borrowing limit to $7,000,000 and the total inventory borrowing limit to $3,500,000 for the remaining term of the loan.

At April 2, 2005, the Company had a short term and a long term note payable to the former shareholders of DPB. The short term obligation is a non interest-bearing note in the original amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005. The December 15 scheduled payment was made on January 3, 2005. The remaining balance has been rescheduled for payment on June 30, 2005 and bears interest at 10% per annum. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The Company has an outstanding letter of credit in the amount of $3,200,000 to support this note payable. The letter of credit was issued by Stanford International Bank, an affiliate of Stanford, and expires in January 2008.

NOTE 7 - Stockholders’ Equity

During the quarter ended April 2, 2005, the Company sold 560,000 shares of common stock and raised $560,000 in proceeds.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - Commitments and Contingencies

Legal Proceedings and Disputes

On February 18, 2005, the Company received notice from the IUE-CWA Pension Fund notifying that the Company was responsible for funding a pension plan liability relating to Miller, which was acquired and merged with DMI, in the amount of $462,000. As of the date hereof, the Company is legally responsible for the payment of this obligation. As of April 2, 2005, no payments have been made in connection with this liability. The Company is currently disputing the total obligation, but until such time the above obligation is resolved, a provision for the full amount has been established.

NOTE 9 - Acquisition and Pro Forma Information

The following table presents the unaudited pro forma combined results of operations of the Company for the three months ended March 31, 2005 assuming the transactions discussed in Note 1 had been combined at January 1, 2004:

Pro forma Combined Results
March 31, 2004
Net sales	$5,868,000

Net loss	$(750,000)

Net loss per common share - basic and diluted	$(.07)

Weighted average shares outstanding - basic and diluted	10,922,183

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10- Accounts Payable and Accrued Liabilities

As of April 2, 2005, accounts payable and accrued liabilities are comprised of the following:

Accounts payable - general	$1,506,495
Accounts payable - import purchases	1,543,453
Accrued salary and benefits	440,194
Accrued pension obligations	461,859
Other liabilities	463,622

$4,415,623

NOTE 11 - Product Information

The Company’s operations consist of one business segment. However, the Company evaluates the performance of its business based on revenues for certain distinct categories. Revenues of these categories are as follows:

	For the Three Months Ended
	April 2, 2005	March 31, 2004
Golf bags	$4,785,826	$—
Golf accessories	1,761,132	1,312,863

	$6,546,958	$1,312,863

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from what those expressed in any forward-looking statements. Readers are referred to the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are engaged in the business of manufacturing, marketing, distributing and selling high quality golf bags and golf accessories of our Datrek and Miller Golf brands. Prior to the merger, described in the financial statements, Greenhold Group, Inc. was considered a development stage company and had no assets or capital and no significant operations or income.

Datrek Professional Bags, Inc. Acquisition

On October 15, 2004, simultaneous with the Miller acquisition, we acquired substantially all the assets and liabilities of Datrek Professional Bags, Inc., a Tennessee corporation (“DPB” or “Datrek”). The purchase price for DPB included the issuance by us of 2,200,000 common shares to the shareholders of DPB valued at $396,000, notes payable totaling $5,440,000, $475,000 in cash, $88,000 in legal fees paid by Stanford, and 400,000 warrants to purchase our common stock valued at $72,000 issued to four employees of Stanford’s affiliate. In addition, the former stockholders of DPB may receive a future contingency payment based on assembly and distribution of certain products of up to $1,000,000 over the next five years. The total consideration paid for DPB’s net assets was $6,471,000 and was allocated as follows:

Current assets	$8,999,000
Tangible long term assets	431,000
Identifiable intangible assets	2,632,000
Goodwill	362,000
Liabilities assumed	(5,953,000)

Purchase Price	$6,471,000

The identifiable intangible assets are being amortized over their estimated economic life of 3 to 7 years.

The Company recorded goodwill for its purchase of its Datrek subsidiary in the amount of $362,000. There is no indication of any impairment at April 2, 2005.

The acquisition of DPB provided us with a unique opportunity to expand our operations into the golf bag and collegiate golf business and significantly increase our golf accessory business. We intend to continue the operations of the acquired assets, including the use of the acquired assets in the assembly and distribution of golf bags and the commercialization of the Datrek brands, patents and trademarks.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 in our annual report on Form 10-KSB for the year ended December 31, 2004. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period, which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

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

Comparison of the Three Months Ended April 2, 2005 and March 31, 2004

The following table sets forth the comparison of three-month periods of 2005 and 2004:

TABLE 1

	Three Months Ended
	April 2, 2005	March 31, 2004
Sales, net	100.0%	100.0%
Cost of goods sold	68.5%	89.9%

Gross profit	31.5%	10.1%
Operating expenses:
Sales and marketing	23.9%	39.3%
General and administrative	19.1%	18.1%

Total operating expenses	43.0%	57.4%

Income (loss) from operations	(11.5)%	(47.3)%
Other income/(expense):
Interest expense	(2.9)%	(8.3)%
Other	0.5%	0.0%

Total other income /(expense)	(2.4)%	(8.3)%

Net loss	(13.9)%	(55.6)%

The following table sets forth the net revenue represented by each item in our statements of operations for the periods indicated:

TABLE 2

	Three Months Ended
	April 2, 2005	March 31, 2004
	(In Thousands)
Sales, net	$6,547	$1,313
Cost of goods sold	4,482	1,181

Gross profit	2,065	132
Operating expenses
Sales and marketing	1,566	516
General and administrative	1,250	237

Total operating expenses	2,816	753

Income (loss) from operations	(751)	(621)
Other income/(expense):
Interest expense	(193)	(109)
Other	34	—

Total other income /(expense)	(159)	(109)

Net loss	$(910)	$(730)

Net sales increased to $6,500,000 for the three months ended April 2, 2005 as compared to $1,300,000 for the three months ended March 31, 2004. The overall increase in net sales is primarily due to a $5,900,000 increase in the sales of golf bags and accessories arising from the activities of the DPB business (acquired October 15, 2004), offset by a general sales decrease of Miller.

For the three months ended April 2, 2005, cost of goods sold increased $3,300,000 when compared to the same period in 2004. Overall gross profit increased to 31.5 % in 2005 as compared to 10.1% in 2004. Our gross profit in 2005 increased due to the inclusion of DPB and a reduction of fixed costs of the former Miller operation.

Sales and marketing expenses increased in 2005 to $1,566,000 from $516,000 in 2004. This increase was primarily attributable to the $1,000,000 increase resulting from the inclusion of DPB. We also added 8 additional direct sales personnel hired by Miller at various times throughout 2004, 2 additional direct sales personnel hired during the first quarter of 2005, and increased management and customer service support personnel hired during the fourth quarter of 2004 and first quarter of 2005.

General and administrative expenses increased $1,013,000 in 2005 to $1,250,000 from $237,000 in 2004. This increase was primarily due to approximately $450,000 resulting from the inclusion of Datrek and increased professional fees related to preparation of public securities filings.

Interest expense increased $84,000 in 2005 to $193,000 as compared to $109,000 in 2004. This increase is comprised principally of $65,000 payable to Ryan Holdings, Inc. on the acquisition notes and the balance from increased working capital borrowing from FCC.

Other income increased to $34,000 in 2005 compared to $0 in 2004.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flows provided by operations and drawings under our line of credit. We currently expect this to continue. At April 2, 2005, we had working capital of $1,127,000. We recorded a net loss of $910,000, while using cash from operating activities of $1,925,000 for the three months then ended. We obtained $998,000 from financing activities primarily through borrowing on our revolving line of credit ($1,020,000) and sale of common stock to Stanford ($560,000). We also made a payment of $560,000 during the current quarter on our note payable to a related party. Given our April 2, 2005 cash balance of $327,000 and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements during the next twelve months. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses be higher than forecast or we fail to properly integrate the operations of Datrek and Miller and manage our growth, we may require additional funding. Should this happen, liquidity may not be available through financings of debt and/or equity and we will not have adequate resources to fund operations. We expect future fixed obligations through March 2006 to be paid solely by cash generated from operating activities and borrowings under our line of credit. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed. In June 2005, the line of credit facility was increased which provides further availability for working capital purposes.

Operating Activities

Cash decreased $1,037,000, or 76.0%, to $327,000 at April 2, 2005, from $1,363,000 at December 31, 2004.

Cash used by operating activities increased $1,056,000 to $1,925,000 for the three months ended April 2, 2005 from $869,000 for the comparable period in 2004. This increase was primarily due to the net loss of approximately $910,000 for the three months ended April 2, 2005, and increased investment in inventory and accounts receivable to support sales growth.

Investing Activities

Cash used in investing activities was $109,000 primarily as a result of the purchase of new molds for the 2006 golf bag product line and expansion of the headquarters offices to accommodate additional customer service and administrative personnel.

Financing Activities

Cash provided by financing activities increased to $998,000 for the three months ended April 2, 2005, as compared to $975,000 for the comparable period in 2004. In both periods, the principal source of funds from financing was proceeds from borrowings under our line of credit.

Financing Activities - Debt

Effective October 18, 2004, we obtained a demand line of credit facility with FCC, LLC (“FCC”) d/b/a First Capital, having a maximum credit limit of $5,000,000 with an interest rate of prime (5.75% at April 2, 2005) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary security interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005 the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory-borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005. At April 2, 2005, the balance of the line of credit was $5,341,487. The credit agreement requires us to maintain certain financial and non-financial covenants.

As of April 2, 2005, we were not in compliance with our minimum tangible net worth ratio. We were also required to maintain a certain fixed charges ratio commencing in March 2005. In April 2005, we negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the application of the fixed charges covenant ratio from March 31, 2005 to May 30, 2005. Management currently believes we will be able to maintain compliance with this covenant commencing in May 2005; however, there can be no assurance that we will do so. On June 2, 2005 the terms of the line of credit were further amended to increase the borrowing limit to $7,000,000 and the total inventory borrowing limit to $3,500,000 for the remaining term of the loan.

At April 2, 2005, we had a short term and a long term note payable to the former shareholders of DPB. The short term obligation is a non interest-bearing note in the original amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005. The December 15 scheduled payment was made on January 3, 2005. The remaining balance has been rescheduled for payment on June 30, 2005 and bears interest at 10% per annum. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The Company has an outstanding letter of credit in the amount of $3,200,000 to support this note payable. The letter of credit was issued by Stanford International Bank, an affiliate of Stanford, and expires in January 2008.

Financing Activities - Equity

Another source of liquidity has been the purchase by Stanford of our common stock. Under a Securities Purchase Agreement, dated October 15, 2004, Stanford agreed to make an aggregate investment in our common stock, in several tranches, totaling $4,500,000, the last of which $560,000 was received on January 13, 2005, subject to the conditions of that agreement. For its aggregate investment of $4,500,000, Stanford received an aggregate of 4,500,000 shares of our common stock.

Capital Expenditures

We did not expend funds for any material capital expenditures for property and equipment during the three months ended April 2, 2005 and do not have any plans for major purchases in the remainder of 2005.

Seasonality and Economic Effect

Since consumers consider our products and services discretionary spending items, we may be adversely affected by a sustained economic downturn in the economy. Our second and third quarters are generally favorably affected due to the peak golf season in the United States and Canada, our primary markets.

Item 3. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and the material weakness described below, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this quarterly report on Form 10-QSB our disclosure controls and procedures were not effective.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the current quarter, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

Our Independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the April 2, 2005 financial close process, lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

Given these reportable conditions and material weaknesses, management has devoted additional resources to the quarterly closing process and as a result, we are confident that our financial statements for the quarter present fairly, in all material respects, our financial conditions and results of operations

We intend to further remedy these conditions by continuing to improve our controls and procedures regarding the closing process and have since hired additional qualified accounting personnel.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10.1 Third Amendment to Loan Documents, dated June 2, 2005, by and between the Company and FCC, LLC.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 15, 2005

DATREK MILLER INTERNATIONAL, INC.

By:	/s/ Michael S. Hedge
Michael S. Hedge
(Chief Executive Officer)

By:	/s/ Patrick B. Fox
Patrick B. Fox
(Chief Financial Officer)

22

Exhibit Index

Exhibit No.	Description
10.1	Third Amendment to Loan Documents, dated June 2, 2005, by and between the Company and FCC, LLC.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

23