Form 10QSB
period 2005-07-02
DATREK MILLER INTERNATIONAL, INC.
filed 2005-08-15
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended July 2, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of July 31, 2005, 11,222,183 shares of the issuer’s Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  ☒    No  ☐

DATREK MILLER INTERNATIONAL, INC.

FORM 10-QSB

JULY 2, 2005

PART I Financial Information

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JULY 2, 2005

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$348,498
Accounts receivable trade, net of allowance for doubtful accounts of $539,000	5,630,428
Inventories, net	5,793,715
Prepaid expenses	591,965
Other receivables from related parties	147,625
Other receivables	79,056

Total Current Assets	12,591,287

PROPERTY AND EQUIPMENT, NET	773,807
INTANGIBLES, NET	2,246,313
GOODWILL	451,727
RESTRICTED CASH	700,000
OTHER ASSETS	16,997

TOTAL ASSETS	$16,780,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving credit facility	$6,300,085
Note payable to related party	1,120,000
Accounts payable and accrued liabilities	4,524,726
Accrued interest payable, related party	75,222

Total Current Liabilities	12,020,033

NOTE PAYABLE TO RELATED PARTY	3,200,000

Total Liabilities	15,220,033

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,000,000,000 shares authorized, 11,222,183 issued and outstanding	11,222
Additional paid-in capital	6,681,114
Accumulated deficit	(5,132,238)

Total Stockholders’ Equity	1,560,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,780,131

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004
NET SALES	$7,896,735	$2,374,351	$14,443,693	$3,687,214

COST OF SALES	5,608,248	1,781,010	10,090,444	2,961,615

GROSS PROFIT	2,288,487	593,341	4,353,249	725,599

OPERATING EXPENSES
Sales and marketing	1,732,864	599,511	3,298,651	1,115,518
General and administrative	1,005,739	1,693,84	2,255,513	406,545

TOTAL OPERATING EXPENSES	2,738,603	768,895	5,554,164	1,522,063

LOSS FROM OPERATIONS	(450,116)	(175,554)	(1,200,915)	(796,464)

OTHER INCOME (EXPENSE)
Interest expense	(279,602)	(126,850)	(472,916)	(236,070)
Other income, net	113,197	—	147,500	—

TOTAL OTHER EXPENSE	(166,405)	(126,850)	(325,416)	(236,070)

NET LOSS	$(616,521)	$(302,404)	$(1,526,331)	$(1,032,534)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.10)	$(0.14)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	11,222,183	3,000,000	11,066,579	3,000,000

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 2, 2005

(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Common Stock
	Shares	Amount
BALANCE, December 31, 2004	10,362,183	$10,362	$6,085,974	$(3,605,907)	$2,490,429

Sale of common stock - Stanford	560,000	560	559,440	—	560,000
Common stock issued for services	300,000	300	35,700	—	36,000
Net loss	—	—	—	(1,526,331)	(1,526,331)

BALANCE, July 2, 2005	11,222,183	$11,222	$6,681,114	$(5,132,238)	$1,560,098

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 2, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,526,331)	$(1,032,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,476	52,500
Amortization of intangibles	289,585	—
Amortization of finance fees	25,000	—
Common stock issued for services	18,000	—
Bad debt expense	145,654	—
Changes in operating assets and liabilities:
Accounts receivable	(1,714,161)	(950,197)
Inventories	(54,317)	144,231
Prepaid expenses	(139,760)	(54,880)
Other receivables from related parties	(356)	—
Other receivables	25,347	(1,922)
Other assets	24,262	23,173
Accounts payable and accrued liabilities	78,097	486,235

Net cash used in operating activities	(2,727,504)	(1,333,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(153,951)	(53,124)
Contingent acquisition earn-out recorded to goodwill	(90,224)	—

Net cash used in investing activities	(244,175)	(53,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit, related party	—	1,480,000
Net borrowings under line of credit	1,978,569	—
Repayments to related party (former Datrek shareholders)	(560,000)	—
Sale of common stock to Stanford	560,000	—
Repayments to finance companies	(21,560)	(10,365)

Net cash provided by financing activities	1,957,009	1,469,635

NET (DECREASE) INCREASE IN CASH	(1,014,670)	83,117

CASH, BEGINNING OF THE PERIOD	1,363,168	38,804

CASH, END OF THE PERIOD	$348,498	$121,921

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 2, 2005	June 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$476,936	$757

Cash paid during the period for taxes	$16,587	$—

NON-CASH TRANSACTIONS
Common stock issued for services	$36,000	$—

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Nature of Business and Operations

Business

Datrek Miller International, Inc. (“DMI”) and its wholly owned subsidiaries Datrek Professional Bags, Inc. (“Datrek”) and Miller Golf Company (“Miller”) (collectively the “Company”), manufacture, design, assemble and distribute golf bags and golf accessories for sale to on-course golf facilities and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers primarily in the United States and Canada. The Company is based in and conducts all of its operations from Springfield, Tennessee.

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

Additionally, the former stockholders of Datrek may receive a future earn-out of up to $1,000,000. Ryan Holdings, Inc., the former owner of the Datrek business, is entitled to a contingent payment of up to $1,000,000 based on the assembly and distribution of a certain line of golf bags. The Company may be required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. For the six months ended July 2, 2005, the Company recorded additional contingent consideration of $90,224. Any additional consideration paid to the former owners of the Datrek business is to be recorded as goodwill. In connection with the acquisition of Datrek, all of the assets acquired and liabilities assumed were recorded at their fair value. The reason for the acquisition was to further expand DMI’s market share of the golf accessories business.

As a result of these transactions, Stanford became the controlling stockholder of DMI. Accordingly, the acquisition of Miller by DMI is a reverse acquisition that has been accounted for as a recapitalization of Miller, and the acquisition of Datrek is accounted for as a purchase business combination. The historical financial results prior to the reverse acquisition on October 15, 2004 are those of Miller. Datrek’s results of operations are included in the Company’s consolidated financial results commencing October 15, 2004.

Additionally, as part of the merger agreement, Stanford entered into a common stock purchase agreement with DMI to acquire 4,500,000 shares of DMI common stock for an aggregate $4,500,000 to be purchased in several tranches through January 2005. As of December 31, 2004, the Company received $3,940,000 and issued 3,940,000 shares of common stock. The balance of $560,000 was received and 560,000 shares of common stock was received and issued in January 2005. Stanford also agreed to forgive certain Miller obligations totaling $7,157,245. The forgiven amounts were accounted for as a contribution to capital as part of the merger.

On October 25, 2004, GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. and to effect a one-for-thirty-five reverse split of the Company’s common shares. All common share amounts presented herein have been retroactively adjusted to reflect the one-for-thirty-five reverse stock split and to reflect the recapitalization of Miller.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Nature of Business and Operations (continued)

Liquidity

The Company has incurred losses from operations of $1,200,915 and $796,464 for the six months ended July 2, 2005 and June 30, 2004, respectively, and has an accumulated deficit of $5,132,238 at July 2, 2005. The line of credit from FCC, LLC (“FCC”) required the Company to comply with two financial covenants. In April 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the initial application of the monthly fixed charges covenant from March 31, 2005 to May 31, 2005. At July 2, 2005, the Company was not in compliance with this covenant. In August 2005, FCC granted a waiver of non-compliance with the monthly fixed charges covenant until October 31, 2005. If we are unable to maintain compliance at that time, we will seek to extend the waiver, restructure the debt, or seek alternative sources of funding.

On July 18, 2005, DMI and Stanford International Bank Ltd. (“Stanford”) entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, subject to the conditions of that agreement (the “Investment”). The Investment was in the form of an 8% Subordinated Convertible Debenture issued by the Company in favor of Stanford (the “Debenture”). Under the terms of the Securities Purchase Agreement, DMI has agreed to authorize a series of preferred stock in which Stanford may exchange the Debenture for preferred stock. The preferred stock will be convertible on a one-for-one basis into shares of common stock and shall have a liquidation preference of $2.00 per share. Holders of the preferred stock will be entitled to vote with the holders of the common stock on all matters. The principal amount of the Debenture, to the extent not converted earlier, is due on July 18, 2010. Interest payments under the Debenture are due on a quarterly basis beginning October 18, 2005. The Debenture is convertible into shares of common stock of the Company at a conversion price of $2.00 per share. In connection with the above transaction, the Company also issued to Stanford five-year warrants (exercisable at par value) to purchase 600,000 shares of its common stock. Pursuant to a Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC within 180 days of July 18, 2005, and use its best efforts to register the shares of common stock underlying the preferred stock and the warrants.

Management believes that cash balances on hand, cash generated from operations, availability of funds under our line of credit and reasonable additional amounts of capital from Stanford, if necessary, will be adequate to satisfy our projected operating cash requirements during the next twelve months. If necessary, we may seek to restructure our existing debt or raise additional capital through the future issuance of stock or debt.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the U.S.A. for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended July 2, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - Basis of Presentation, continued

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The second quarter of 2005 ended on July 2.

NOTE 3 - Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. The effect of the recapitalization of Miller has been given retroactive effect in the earnings per share (“EPS”) calculation. The common stock issued and outstanding with respect to the pre-merger GGI stockholders have been included since the effective date of the reverse acquisition (October 15, 2004). The common stock issued to acquire Datrek has been included in the EPS calculation since the date of acquisition (October 15, 2004).

There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options outstanding as of July 2, 2005 was 659,500.

NOTE 4 - Stock-Based Compensation

As permitted by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

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

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - Stock-Based Compensation, continued

On June 22, 2005 the Board of Directors approved the adoption of the Company’s 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The Plan authorizes the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock to directors, officers and certain other employees of the Company. The plan allows the Company to issue both non-qualified stock options and incentive stock options to qualified directors, officers and employees.

Options to purchase 659,500 shares, with a 5- and 10-year life, vesting ratably over a three year period, were issued on July 1, 2005 to a group of eligible recipients under terms of the Plan. These options have exercise prices of $1.10 and $1.21. The weighted average fair value per share of these options was estimated to be $.65 per share at the date of grant using the Black-Scholes option pricing model. The proforma effect of any options issued on July 2, 2005 was not material. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

	2005 Grants	2004 Grants
Dividend yield	—	—
Weighted average expected life	3.0 years	n/a
Weighted average risk-free interest rate	3.77%	n/a
Expected volatility	91.00%	n/a

NOTE 5 - Inventories, net

Inventories, at July 2, 2005, are as follows:

Amount
Raw materials	$1,466,539
Work-in-process	128,445
Finished goods	4,534,714

6,129,698
Reserves for slow moving	(335,983)

Totals	$5,793,715

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - Recently Issued Accounting Standards

In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods for which financial statements have not yet been issued. The adoption of this pronouncement did not have an impact on the consolidated financial statements.

In December 2004, FASB issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), “Share-Based Payment.” The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for the Company is the first annual reporting period beginning after December 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption. Management does not believe the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In May 2005, the FASB issued FASB 154—Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this pronouncement will have a material impact on the consolidated financial statements.

NOTE 7 Financing - Debt

Effective October 18, 2004, the Company obtained a line of credit facility with FCC, LLC (d/b/a First Capital) having a maximum credit limit of $5,000,000 with an interest rate of prime (6.0% at July 2, 2005) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005, the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005.

On June 2, 2005, the terms of the line of credit were further amended (evidenced by a third amendment) to increase the borrowing limit to $7,000,000 and the total inventory borrowing limit to $3,500,000 for the remaining term of the loan.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - Financing - Debt, continued

At July 2, 2005, the balance of the line of credit was $6,300,085. The credit agreement requires the Company to maintain certain financial and non-financial covenants. As of July 2, 2005, the Company was not in compliance with its minimum tangible net worth ratio. The Company was also required to maintain a certain monthly fixed charges covenant commencing in March 2005. On April 22, 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the application of the fixed charges covenant ratio from March 31, 2005 to May 31, 2005. At July 2, 2005, the Company was not in compliance with the fixed charges covenant. In August 2005, FCC granted a waiver of non-compliance with the monthly fixed charges covenant until October 31, 2005. In accordance with the line of credit agreement, the Company is required to maintain a lock-box arrangement, whereby all of its customer collections are deposited in a lock-box controlled by FCC and therefore such working capital funds are used to repay outstanding banking obligations.

At July 2, 2005, the Company had a short term and a long term note payable to the former stockholders of DPB. The short term obligation was a non interest-bearing note in the original amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005. The December 15 scheduled payment was made on January 3, 2005. The remaining balance of $1,120,000 has been rescheduled for payment on August 31, 2005 and bears interest at 10% per annum payable monthly. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The Company has an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford International Bank, an affiliate of Stanford, and expires in January 2008.

NOTE 8 - Stockholders’ Equity

During the six months ended July 2, 2005, the Company sold 560,000 shares of common stock and received $560,000 in proceeds. In addition, 300,000 shares of common stock were issued in exchange for services.

NOTE 9 - Related Parties

General and administrative expense includes management fees of $-0- and $50,000 to related parties for the six months ended July 2, 2005 and June 30, 2004, respectively, and $-0- and $25,000 for the three month periods then ended in 2005 and 2004, respectively. Interest expense includes $185,193 and $235,385 to related parties for the six months ended July 2, 2005 and June 30, 2004, respectively, and $92,480 and $108,777 to related parties for the three month periods then ended in 2005 and 2004, respectively.

NOTE 10 - Commitments and Contingencies

Legal Proceedings and Disputes

On February 18, 2005, the Company received notice from the IUE-CWA Pension Fund notifying that the Company that it was responsible for funding a pension plan liability relating to Miller, which was acquired and merged with DMI, in the amount of $462,000, discounted at the annual interest rate of 5.65%. As of the date hereof, the Company is legally responsible for the payment of this obligation. The first two quarterly payments of $9,674 each were made on May 1, 2005 and August 1, 2005 in connection with this liability. The Company is currently disputing the total obligation, but until such time as the validity of the above obligation is resolved, a provision for the full amount has been established and scheduled quarterly payments will be made.

On June 9, 2005, the Company received a complaint from a competitor alleging that one of the Company’s products infringed a patent held by the competitor. The matter is being reviewed by the Company’s patent counsel. Management does not believe resolution of this complaint will have any material impact on the Company’s consolidated financial statements.

Employment Agreement

Effective June 15, 2005, the Company entered into an employment agreement with J. Max Waits whereby he became the Company’s Chief Operating Officer. The employment agreement, for an initial term of four years, includes an annual salary of $150,000, automobile allowance of $8,400 per year, options to acquire 100,000 shares of the Company’s common stock, vesting ratably over a three year period, and a change of control provision.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - Acquisition and Pro Forma Information

The following table presents the unaudited pro forma combined results of operations of the Company for the six months ended June 30, 2004, assuming the transactions discussed in Note 1 had been executed at January 1, 2004:

Pro forma Combined Results June 30, 2004
Net sales	$14,105,739

Net loss	$(644,545)

Net loss per common share - basic and diluted	$(.06)

Weighted average shares outstanding – basic and diluted	10,922,183

NOTE 12 - Accounts Payable and Accrued Liabilities

As of July 2, 2005, accounts payable and accrued liabilities are comprised of the following:

Amount
Accounts payable - general	$1,837,805
Accounts payable - import purchases	1,508,783
Accrued salary and benefits	430,058
Accrued pension obligations	458,710
Other liabilities	289,370

$4,524,726

NOTE 13 - Product Information

The Company’s operations consist of one business segment. However, the Company evaluates the performance of its business based on revenues for certain distinct categories. Revenues of these categories are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004
Golf bags	$4,579,485	$—	$9,365,311	$—
Golf accessories	3,317,250	2,374,351	5,078,382	3,682,214

	$7,896,735	$2,374,351	$14,443,693	$3,687,214

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operation contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are engaged in the business of manufacturing, marketing, distributing and selling high quality golf bags and golf accessories of our Datrek (“off-course”) and Miller Golf (“on-course”) brands. Prior to the merger, as described in our financial statements, Greenhold Group, Inc. (our predecessor company) was considered a development stage company and had no assets or capital and no significant operations or income.

The primary markets for our golf bags are the off-course golf specialty shops, sporting goods stores, mass merchandisers and the on-course pro shops. Our bags use lightweight, fashionable materials which we believe make our products more customer-friendly. We believe that we are the leading supplier of ladies golf bags and the leading supplier of cart bags sold through retail shops in the U.S.

The primary market for our accessories is the on-course golf pro shops. We endeavor to provide a one-stop shop for golf pros which operate these on-course shops. Our sales staff includes many PGA registered professionals who understand the needs of the on-course shops and the limited time and resources golf pros have to supply these shops appropriately.

We differentiate our products and maintain our market share through the use of the following:

•	styling and product features including pockets and divider tops used to sort golf clubs;

•	high quality materials and workmanship;

•	use of trendy fabrics, fashionable colors and textures and lightweight materials; and

•	responsiveness to customer preferences.

We sell to both on- and off-course golf shops, sporting goods stores and mass merchandisers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. For the six-month period ended July 2, 2005, we sold to an aggregate of approximately 4,000 customers. On a consolidated basis, no one customer accounted for more than 5% of our revenues in this period. We also have two private label programs. Under these programs, we assemble and sell golf bags and other golf accessories which are embellished with the corporate logos of these companies. These programs accounted for approximately 12.5% of revenues for the quarter ended July 2, 2005.

Our program of licensing agreements with the NCAA that includes over 100 colleges accounted for approximately 11.6% of our revenues for the six-month period ended July 2, 2005.

Our executive offices are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. Our telephone number is (615) 384-1286. Our website is www.dmigolf.com.

Datrek Professional Bags, Inc. Acquisition

On October 15, 2004, simultaneous with the acquisition of Miller Golf Company, we acquired substantially all the assets and liabilities of Datrek Professional Bags, Inc., a Tennessee corporation (“DPB”). The former stockholders of DPB may receive a future contingency payment based on assembly and distribution of certain products of up to $1,000,000 over the next five years. Amounts earned by the former owners of DPB under the contingent earn-out provision and recorded as additional goodwill during the six months ended July 2, 2005 totaled $90,224.

The acquisition of DPB provided us with a unique opportunity to expand our operations into the golf bag and collegiate golf business and significantly increase our golf accessory business.

Evaluation of Company Performance and Financial Condition

Since our operations and fixed expenses are relatively stable, the principal factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management therefore focuses primarily on the volume of transactions per customer in each fiscal period to evaluate our performance.

Operational Risks and Challenges

Management believes that as we grow and expand our line of products and services, we may be increasingly encroaching on the markets of larger, more established golf and sporting goods vendors. It is likely that one or more of these more financially capable companies will develop or offer competing products.

The proper integration of the operations of our acquired companies is critical to our short-term success. In addition, we intend to further develop and expand our operations. The pace of our anticipated expansion, demands an unusual amount of focus by our management team. We expect this expansion will place a limited strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results will suffer.

We also bear the cost and risks associated with adverse economic conditions. Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or a decrease in consumer confidence as a result of anticipated adverse economic conditions could cause consumers to forgo or to postpone purchasing new golf products which could have a material adverse effect upon us.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 in our annual report on Form 10-KSB for the year ended December 31, 2004. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as the selection of the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period, which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

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

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the failure of our customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts exceed the estimated allowance, then our operating expenses and net income could be adversely affected.

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

Accounting for Long-Lived Assets

We review property and equipment, intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; (4) significant decline in our stock price for a sustained period; and (5) significant decline in our market capitalization relative to net book value. Recoverability is measured by comparison of the assets’ carrying amounts to their expected future undiscounted net cash flows. Intangible assets represent customer lists and trade names acquired in business combinations. Identifiable intangibles are amortized on a straight-line basis over their estimated useful lives.

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

Recent Accounting Pronouncements

In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a VIE or a potential VIE when specific conditions exist. The guidance shall be applied to the first reporting period beginning after March 3, 2005, but early application is permitted for periods which financial statements have not yet been issued. The adoption of this pronouncement did not have an impact on the consolidated financial statements.

In December 2004, the FASB issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), “Share-Based Payment.” The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for the Company is the first annual reporting period beginning after December 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption. Management has not yet determined the impact of this pronouncement on the Company’s financial statements.

In May 2005, the FASB issued FASB 154 - Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this pronouncement will have a material impact on the consolidated financial statements.

Results of Operations

The following table sets forth certain unaudited financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended		Six Months Ended
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	75.0	69.9	80.3

Gross profit	29.0	25.0	30.1	19.7

Operating expenses:
Sales and marketing	22.0	25.2	22.8	30.3
General and administrative	12.7	7.1	15.6	11.0

Total operating expenses	34.7	32.3	38.4	41.3

Loss from operations	(5.7)	(7.3)	(8.3)	(21.6)

Other income/(expense):
Interest expense	(3.5)	(5.3)	(3.3)	(6.4)
Other income, net	1.4	0.0	1.0	0.0

Total other expense	(2.1)	(5.3)	(2.3)	(6.4)

Net loss	(7.8)%	(12.6)%	(10.6)%	(28.0)%

The following table sets forth a comparison of the unaudited three-month and six-month results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004
	(In Thousands)		(In Thousands)
Sales, net	$7,897	$2,374	$14,444	$3,687
Cost of sales	5,608	1,781	10,091	2,962

Gross profit	2,289	593	4,353	725

Operating expenses:
Sales and marketing	1,733	599	3,299	1,116
General and administrative	1,006	169	2,555	406

Total operating expenses	2,739	768	5,554	1,522

Loss from operations	(450)	(175)	(1,201)	(797)

Other income/(expense):
Interest expense	(280)	(127)	(473)	(236)
Other income, net	113	—	148	—

Total other expense	(167)	(127)	(325)	(236)

Net loss	$(617)	$(302)	$(1,526)	$(1,033)

Comparison of the Three Months Ended July 2, 2005 and June 30, 2004

Net sales increased $5,523,000 for the three months ended July 2, 2005 to $7,897,000 compared to $2,374,000 during the same period in 2004. The largest contributor to our revenue growth during the period arose from $6,352,000 in the sales of golf bags and accessories from the activities of the off-course division (acquired on October 15, 2004). This increase in our off-course revenue is comprised totally of increased sales volume as selling prices have remained constant. Our net sales were offset by a general sales decrease from the on-course division, which can be primarily attributed to transitional issues arising from the relocation of Miller from Rockland, MA to Springfield, TN. In December, 2004, customer service and data processing functions for our on-course division were relocated from Rockland, MA to our headquarters in Springfield, TN. The former customer service and order entry personnel did not transfer to Tennessee and we were required to hire and train new customer service personnel while at the same time integrating order processing functions into our computer systems. As a result, during this transitional period, many customer orders were delayed or lost, resulting in a negative impact on our net sales. We believe that these issues were substantially resolved during the quarter ended July 2, 2005 due to our customer service training programs as well as improvements to our customer service organization and order processing systems.

Cost of sales for the three months ended July 2, 2005 was $5,608,000 or 71.0% of net sales as compared to $1,781,000 or 75.0% of revenues for the three months ended June 30, 2004. The principal components of our cost of sales are direct product costs comprising material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales was attributed primarily to increased sales volumes, partially reduced by reductions in overhead that resulted from closing the Rockland, Massachusetts facility in December, 2004.

Total operating expenses were $2,739,000 for the three months ended July 2, 2005 compared to $768,000 for the three months ended June 30, 2004.

Operating expenses were comprised of:

• Sales and marketing expense totaled $1,733,000 for the three months ended July 2, 2005 compared to $599,000 for the three months ended June 30, 2004. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include travel for our sales people, trade shows, advertising, telephone, product catalogs, and royalty fees. The increase is primarily attributable to an increase of $1,076,000 from the off-course division. In addition, we increased our direct sales, management and customer service personnel during this period. Commissions increased $91,228 or 69.7%. Marketing and promotion expense increased $66,000, or 21.1% due primarily to increased royalties and salaries.

• General and administrative expense was $1,006,000 for the three months ended July 2, 2005 and $169,000 for the three months ended June 30, 2004, an increase of $837,000. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative are corporate costs such as legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the increase was the inclusion of our off-course division which accounted for approximately $433,000 in expenses. The increase is also partially related to expenses for outside services due to legal and accounting fees related to the preparation of our SEC filings.

Interest expense was $280,000 for the three months ended July 2, 2005 and $127,000 for the three months ended June 30, 2004, an increase of $153,000. The principal reasons for this increase are $93,000 paid and payable to Ryan Holdings, Inc. on the DPB acquisition notes and the balance from increased drawing under our line of credit facility with FCC.

Other income increased to $113,000 in for the three months ended July 2, 2005 compared to $-0- for the comparable period in 2004. This increase was entirely attributable to fees for subcontract assembly operations.

Comparison of the Six Months Ended July 2, 2005 and June 30, 2004

Net sales increased $10,757,000 for the six months ended July 2, 2005 to $14,444,000 compared to $3,687,000 during the same period in 2004. The largest contributor to our revenue growth during the period arose from $12,332,000 in the sales of golf bags and accessories from the activities of the off-course division (acquired on October 15, 2004). This increase in our off-course revenue is comprised totally of increased sales volume as selling prices have remained constant. Our net sales were offset by a general sales decrease from the on-course division, which can be primarily attributed to transitional issues arising from the relocation of Miller from Rockland, MA to Springfield, TN. In December, 2004, customer service and data processing functions for our on-course division were relocated from Rockland, MA to our headquarters in Springfield, TN. The former customer service and order entry personnel did not transfer to Tennessee and we were required to hire and train new customer service personnel while at the same time integrating order processing functions into our computer systems. As a result, during this transitional period, many customer orders were delayed or lost, resulting in a negative impact on our net sales. We believe that these issues were substantially resolved during the quarter ended July 2, 2005 due to our customer service training programs as well as improvements to our customer service organization and order processing systems.

Cost of sales for the six months ended July 2, 2005 was $10,091,000 or 69.9% of net sales as compared to $2,962,000 or 80.3% of revenues for the six months ended June 30, 2004. Included as part of our cost of sales are direct product costs comprising material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales was attributed primarily to increased sales volumes, partially reduced by reductions in overhead that resulted from closing the Rockland, Massachusetts facility in December, 2004.

Total operating expenses were $5,554,000 for the six months ended July 2, 2005 compared to $1,522,000 for the six months ended June 30, 2004.

Operating expenses were comprised of:

• Sales and marketing expense totaled $3,299,000 for the six months ended July 2, 2005 compared to $1,116,000 for the six months ended June 30, 2004. We included in our sales and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, product catalogs, and royalty fees. The increase is primarily attributable to an increase of $2,083,000 from the off-course division. In addition, we increased our direct sales, management and customer service personnel during this period. Commissions increased $112,000 or 51.5%. Marketing and promotion expense increased $176,000, or 28.9% due principally to increased royalties and salaries.

• General and administrative expense was $2,255,000 for the six months ended July 2, 2005 and $406,000 for the six months ended June 30, 2004, an increase of $1,849,000. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative are corporate costs such as, but not limited to, legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the increase was the inclusion of our off-course division which accounted for approximately $843,000 in expenses. The increase is also partially related to an increase in outside services of $403,000 due to legal and accounting fees related to our preparation of our SEC filings.

Interest expense was $473,000 for the six months ended July 2, 2005 and $236,000 for the six months ended June 30, 2004, an increase of $153,000. The principal reasons for this increase are $185,000 paid and payable to Ryan Holdings, Inc. on the DPB acquisition notes and the balance from increased drawing under our line of credit facility with FCC.

Other income increased to $148,000 in for the six months ended July 2, 2005 compared to $-0- for the comparable period in 2004. This increase was entirely attributable to fees for subcontract assembly operations.

Liquidity and Capital Resources

We have incurred an accumulated deficit at July 2, 2005 of $5,132,238. We had working capital at July 2, 2005 of $571,000 and have incurred a net loss for the six months ending July 2, 2005 of $1,526,000.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our line of credit and the sale of our capital stock to Stanford International Bank Ltd. (“Stanford”), our principal shareholder. Our principal sources of liquidity for the foreseeable future are expected to remain the same. Management believes that cash balances on hand and generated from operations, availability of funds under our line of credit and reasonable additional amounts of capital from Stanford, if necessary, will be adequate to satisfy our projected operating cash requirements during the next twelve months. If necessary, we may seek to restructure our existing debt or raise additional capital through the future issuance of stock or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly integrate the operations of Datrek and Miller and manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

In June 2005, the line of credit facility was increased to $7,000,000 which provided further availability for our working capital purposes. On July 18, 2005, Stanford agreed to invest $2,000,000 in the Company in the form of a subordinated convertible debenture.

Operating activities used $2,728,000 for the six months ended July 2, 2005, as compared to $1,333,000 during the same period of 2004. Cash used by operating activities for the six months ended July 2, 2005, is primarily attributable to a net loss of $1,526,000 and increase in accounts receivable of $1,714,000. These uses were partially offset by non cash items such as depreciation and amortization of $416,000.

Investing activities used $244,000 for the six months ended July 2, 2005, whereas such activities used $53,000 for the six months ended June 30, 2004. Cash used in investing activities in 2005 is primarily attributable to purchases of property and equipment of $154,000 and the expansion of our offices to accommodate additional customer service and administrative personnel.

Financing activities provided $1,957,000 for the six months ended July 2, 2005, whereas such activities provided $1,470,000 for the comparable period of 2004. The principal source of cash provided by financing activities was proceeds from borrowings under our line of credit.

Cash at July 2, 2005 and December 31, 2004, respectively, was $348,000 and $1,363,000. At July 2, 2005 we had stockholders’ equity of $1,560,000 and stockholders’ equity at December 31, 2004 of $2,490,000.

Effective October 18, 2004, we obtained a line of credit facility with FCC having a maximum credit limit of $5,000,000 with an interest rate of prime (6.25% at July 2, 2005) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary security interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005 the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory-borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005. On June 2, 2005 the terms of the line of credit were further amended to increase the borrowing limit to $7,000,000 and the total inventory borrowing limit to $3,500,000 for the remaining term of the loan. At July 2, 2005, the balance of the line of credit was $6,300,085. The credit agreement requires us to maintain a certain fixed charge ratio commencing effective May 31, 2005 and for each month-end thereafter. At July 2, 2005, we were not in compliance with this covenant. In August 2005, FCC granted a waiver of non-compliance with the monthly fixed charges covenant until October 31, 2005. Management will use its best efforts to maintain compliance with this covenant at October 31, 2005, but there is no assurance that we will be able to do so. If we are unable to maintain compliance at that time, we will seek to extend the waiver, restructure the debt, or seek alternative sources of funding.

At July 2, 2005, we had a short term and a long term note payable to the former shareholders of DPB. The short term obligation was a non interest-bearing note in the original amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005. The December 15 scheduled payment was made on January 3, 2005. The remaining balance of $1,120,000 has been rescheduled for payment on August 31, 2005 and bears interest at 10% per annum. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford International Bank Ltd. and expires in January 2008.

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

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, subject to the conditions of that agreement (the “Investment”). The Investment was in the form of an 8% Subordinated Convertible Debenture issued by the Company in favor of Stanford (the “Debenture”). Under the terms of the Securities Purchase Agreement, we have agreed to authorize a series of preferred stock in which Stanford may exchange the Debenture for preferred stock at a ratio of $2.00 per share. The preferred stock will be convertible on a one-for-one basis into shares of common stock and shall have a liquidation preference of $2.00 per share. Holders of the preferred stock will be entitled to vote with the holders of the common stock on all matters. Upon the creation of the preferred stock, Stanford may exchange the Debenture into shares of preferred stock.

The principal amount of the Debenture, to the extent not converted earlier, is due on July 18, 2010. Interest payments under the Debenture are due on a quarterly basis beginning October 18, 2005. The Debenture is convertible into shares of our common stock at a conversion price of $2.00 per share.

We also issued to Stanford five-year warrants (exercisable at par value) to purchase 600,000 shares of its common stock, 300,000 of which were subsequently assigned. Pursuant to a Registration Rights Agreement, we have agreed to file a registration statement with the SEC within 180 days of July 18, 2005 and use our best efforts to register the shares of common stock underlying the preferred stock and the warrants.

Accounts receivable at July 2, 2005 were $5,630,000 as compared to $4,062,000 at December 31, 2004, an increase of approximately 38.6%. Days of sales outstanding were 72 days as of July 2, 2005 compared with 88 days at December 31, 2004. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, customers are offered extended dating terms as a competitive selling feature.

Accounts payable and accrued expenses at July 2, 2005 and December 31, 2004 were $4,525,000 and $4,522,000, respectively.

We did not expend funds for any material capital expenditures for property and equipment during the six months ended July 2, 2005 and do not have any plans for major purchases for the remainder of 2005.

Seasonality

Our operations have historically been cyclical due to the seasonal nature of golf rounds played. Approximately 83% of our sales occur in the first three quarters of the year with one-third of our sales occurring in the second calendar quarter alone. The significant portion of our fourth quarter sales are attributable to our collegiate product category. We are focusing efforts on increasing sales activity during the off season months through the use of special marketing programs, sales in geographic regions which are less affected by winter weather conditions and the expansion of our collegiate licensing programs.

Item 3. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this quarterly report on Form 10-QSB our disclosure controls and procedures were effective.

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

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the fourth quarter of 2004 and the first quarter of 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

Our Independent Auditors have previously reported to our board of directors certain matters involving internal controls that they considered to be reportable conditions and material weaknesses, under standards by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the fourth quarter of 2004 and the first quarter of 2005 financial close process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

During the first half of 2005, we have taken specific actions to remediate the reportable conditions and material weaknesses reported by the Independent Auditors including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

On February 18, 2005, we received notice from the IUE-CWA Pension Fund notifying us that we are responsible for funding a pension plan liability relating to Miller, which was acquired by us, in the amount of $462,000, discounted at the annual interest rate of 5.65%. We are legally responsible for the payment of this obligation. The first two quarterly payments of $9,674 each were made on May 1 and August 1, 2005 in connection with this liability. We are currently disputing the total obligation, but until such time as the validity of the above obligation is resolved, a provision for the full amount has been established and scheduled quarterly payments will be made.

On June 9, 2005 we received a complaint from a competitor alleging that one of our products infringed a patent held by the competitor. The matter is being reviewed by our patent counsel. Management does not believe resolution of this complaint will have any material impact on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent Event

On July 18, 2005, we entered into a Securities Purchase Agreement with Stanford International Bank Ltd. (“Stanford”) in which Stanford agreed to make an aggregate investment of $2,000,000, subject to the conditions of that agreement (the “Investment”). The Investment is in the form of an 8% Subordinated Convertible Debenture issued by us in favor of Stanford (the “Debenture”). The Debenture was issued subject to the terms and conditions set forth in the Securities Purchase Agreement and pursuant to Section 4(2) of the Securities Act of 1933.

Under the terms of the Securities Purchase Agreement, we agreed to authorize a series of preferred stock for which Stanford may exchange the Debenture for the preferred stock. The preferred stock will be convertible on a one-for-one basis into shares of our common stock and shall have a liquidation preference of $2.00 per share. In addition, holders of the preferred stock will be entitled to vote with the holders of the common stock on all matters.

The principal amount of the Debenture, to the extent not converted earlier, is due on July 18, 2010. Interest payments under the Debenture are due on a quarterly basis beginning October 18, 2005. The Debenture is convertible into shares of common stock of the Company at a conversion price of $2.00 per share. The conversion price is subject to adjustment in the event of stock splits, stock dividends, distributions of property to our shareholders or similar event.

In connection with this transaction, we issued to Stanford five-year warrants exercisable at par value to purchase 600,000 shares of its common stock.

Pursuant to a Registration Rights Agreement, we agreed to file a registration statement with the SEC within 180 days of July 18, 2005 and use our best efforts to register the shares of common stock underlying the preferred stock and the warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s stockholders holding a majority of the voting power of the Company, pursuant to a written consent dated June 8, 2005, approved the following proposals:

1.	To elect the following five members to the Company’s Board of Directors to hold office until the Company’s annual meeting of stockholders to be held in 2006 and until their successors are duly elected and qualified:

Michael S. Hedge

Deborah S. Ryan

Richard M. Gozia (Chairman of the Audit Committee)

Osmo A. Hautanen (Chairman of the Compensation Committee)

Christopher Holiday

2.	To adopt the 2005 Management and Director Equity Incentive and Compensation Plan.

3.	To ratify the appointment of Marcum & Kliegman LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

Item 5. Other Information

Effective June 1, 2005, we entered into an employment agreement with J. Max Waits whereby he became our Chief Operating Officer. The employment agreement, for an initial term of four years, includes an annual salary of $150,000, automobile allowance of $8,400 per year, options to acquire 100,000 shares of our common stock, vesting ratably over a three year period, and a change of control provision. The summary of the employment agreement above is qualified by reference to the complete text of the employment agreement, which is filed as Exhibit 10.2 to this Quarterly Report.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10.1 Third Amendment to Loan Documents, dated June 2, 2005, by and between the Company and FCC, LLC.

10.2 Employment agreement of J. Max Waits dated June 1, 2005.

10.3 Waiver Agreement, dated August 12, 2005, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company.

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

Dated: August 15, 2005

DATREK MILLER INTERNATIONAL, INC.

By:	/s/ Michael S. Hedge
Michael S. Hedge
(Chief Executive Officer)

By:	/s/ Patrick B. Fox
Patrick B. Fox
(Chief Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Third Amendment to Loan Documents, dated June 2, 2005, by and between the Company and FCC, LLC.

10.2	Employment Agreement of J. Max Waits dated June 1, 2005.

10.3	Waiver Agreement, dated August 12, 2005, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.