Form 10QSB
period 2005-10-01
DATREK MILLER INTERNATIONAL, INC.
filed 2005-11-21
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended October 1, 2005

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

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 17, 2005, 11,222,183 shares of the issuer’s Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

DATREK MILLER INTERNATIONAL, INC.

FORM 10-QSB

OCTOBER 1, 2005

PART I - Financial Information

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

OCTOBER 1, 2005

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$264,739
Accounts receivable trade, net of allowance for doubtful accounts of $557,850	4,578,060
Inventories, net	4,733,268
Prepaid expenses	450,827
Receivables from related parties	148,031
Other receivables	71,459

Total Current Assets	10,246,384

PROPERTY AND EQUIPMENT, NET	840,711
INTANGIBLES, NET	2,212,624
GOODWILL	361,503
RESTRICTED CASH	700,000
OTHER ASSETS	7,019

TOTAL ASSETS	$14,368,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving credit facility	$4,911,708
Note payable to related party	750,000
Accounts payable and accrued liabilities	3,663,588
Accrued interest payable, related party	99,590

Total Current Liabilities	9,424,886

NOTE PAYABLE TO RELATED PARTY	3,200,000
CONVERTIBLE DEBENTURE TO RELATED PARTY, net of discount of $925,324	1,074,676

Total Liabilities	13,699,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,000,000,000 shares authorized, 11,222,183 issued and outstanding	11,222
Additional paid-in capital	7,655,140
Accumulated deficit	(6,997,683)

Total Stockholders’ Equity	668,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,368,241

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
NET SALES	$6,449,855	$1,392,774	$20,893,548	$5,079,988

COST OF SALES	5,254,196	1,159,069	15,344,639	4,120,684

GROSS PROFIT	1,195,659	233,705	5,548,909	959,304

OPERATING EXPENSES
Sales and marketing	1,727,014	626,905	5,025,665	1,742,423
General and administrative	1,076,973	183,224	3,332,484	589,769

TOTAL OPERATING EXPENSES	2,803,987	810,129	8,358,149	2,332,192

LOSS FROM OPERATIONS	(1,608,328)	(576,424)	(2,809,240)	(1,372,888)

OTHER INCOME (EXPENSE)
Interest expense	(319,682)	(143,741)	(792,598)	(379,811)
Other income, net	62,562	(56,894)	210,062	(56,894)

TOTAL OTHER EXPENSE	(257,120)	(200,635)	(582,536)	(436,705)

NET LOSS	$(1,865,448)	$(777,059)	$(3,391,776)	$(1,809,593)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.17)	$(0.26)	$(0.31)	$(0.60)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	11,222,183	3,000,000	11,118,447	3,000,000

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 1, 2005

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2004	10,362,183	$10,362	$6,085,974	$(3,605,907)	$2,490,429

Sale of common stock - Stanford	560,000	560	559,440	—	560,000
Common stock issued for services	300,000	300	35,700	—	36,000
Convertible debenture debt discount	—	—	974,026	—	974,026
Net loss	—	—	—	(3,391,776)	(3,391,776)

BALANCE, October 1, 2005	11,222,183	$11,222	$7,655,140	$(6,997,683)	$668,679

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 1, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,391,776)	$(1,809,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	149,378	87,131
Amortization of intangibles	439,382	—
Amortization of finance fees	37,500	—
Common stock issued for services	18,000	—
Bad debt expense	163,541	(14,421)
Convertible debenture debt discount	48,702	—
Changes in operating assets and liabilities:
Accounts receivable	(679,680)	(342,568)
Inventories	1,006,130	131,358
Prepaid expenses	(11,122)	(8,925)
Receivables from related parties	(762)	—
Other receivables	32,944	—
Other assets	34,240	2,253
Accounts payable and accrued liabilities	(758,673)	479,198

Net cash used in operating activities	(2,912,196)	(1,475,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(268,757)	(57,601)
Contingent acquisition earn-out recorded to intangible assets	(116,108)	—

Net cash used in investing activities	(384,865)	(57,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit, related party (Stanford)	—	2,080,000
Net borrowings under revolving credit facility	590,192	—
Borrowings under convertible debenture note, related party (Stanford)	2,000,000
Repayments to related party (former Datrek shareholders)	(930,000)	—
Sale of common stock to Stanford	560,000	—
Repayments to finance companies	(21,560)	(14,002)

Net cash provided by financing activities	2,198,632	2,065,998

NET (DECREASE) INCREASE IN CASH	(1,098,429)	532,830

CASH, BEGINNING OF THE PERIOD	1,363,168	38,804

CASH, END OF THE PERIOD	$264,739	$571,634

See notes to condensed consolidated financial statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 1, 2005	September 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$774,120	$2,008

Cash paid during the period for taxes	$43,285	$—

NON-CASH INVESTING AND FINANCING
Common stock issued for services	$36,000	$—

Convertible debenture debt discount	$974,026	$—

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

Stanford Venture Capital Holdings, Inc. (f/k/a Stanford Telecommunications Holdings, Inc.) (“Stanford Holdings”) prior to the transactions described below was the 95% owner of Miller Golf Company, LLC. Miller (through a newly formed acquisition corporation) entered into a merger agreement (October 15, 2004) with Datrek Miller International, Inc., a public shell corporation (f/k/a Greenhold Group, Inc.), whereby 3,000,000 shares of DMI were exchanged for substantially all of the assets and liabilities of Miller. In conjunction with the merger, DMI (through a newly formed acquisition corporation) purchased substantially all of the assets and assumed substantially all of the liabilities of Datrek for approximately $6,471,000, including costs of $160,000. The purchase price consisted of $475,000 cash, $5,440,000 in notes payable and 2,200,000 shares (issued at $.18 based on appraisal value) of DMI common stock valued at $396,000. In connection with the acquisition, the Company recorded intangible assets for Datrek’s registered trade name and customer list of $1,813,000 and $819,000, respectively. All of the goodwill associated with the acquisition is deductible for income tax purposes.

Additionally, Ryan Holdings, Inc., the former owner of the Datrek business, is entitled to a contingent payment of up to $1,000,000 based on the assembly and distribution of a certain line of Wilson Sporting Goods (“Wilson”) golf products. The Company is required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. For the nine months ended October 1, 2005, the Company recorded additional contingent consideration of $116,108. Any additional consideration paid to the former owner of the Datrek business is to be recorded as an additional intangible asset and will be amortized over the remaining contractual life of the Wilson assembly and distribution agreement.

In connection with the acquisition of Datrek, all of the assets acquired and liabilities assumed were recorded at their fair value. The reason for the acquisition was to further expand DMI’s market share of the golf accessories business.

As a result of these transactions, Stanford Holdings became the controlling stockholder of DMI. Accordingly, the acquisition of Miller by DMI is a reverse acquisition that has been accounted for as a recapitalization of Miller, and the acquisition of Datrek is accounted for as a purchase business combination. The historical financial results prior to the reverse acquisition on October 15, 2004 are those of Miller. Datrek’s results of operations are included in the Company’s consolidated financial results commencing October 15, 2004.

Additionally, as part of the merger agreement, Stanford Holdings entered into a common stock purchase agreement with DMI to acquire 4,500,000 shares of DMI common stock for an aggregate $4,500,000 purchased in several tranches through January 2005. As of December 31, 2004, the Company received $3,940,000 and issued 3,940,000 shares of common stock. The balance of $560,000 was received and 560,000 shares of common stock were issued in January 2005. Stanford also agreed to forgive certain Miller obligations totaling $7,157,245. The forgiven amounts were accounted for as a contribution to capital as part of the merger.

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

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Nature of Business and Operations (continued)

Liquidity

The Company has incurred losses from operations of $2,809,240 and $1,372,888 for the nine months ended October 1, 2005 and September 30, 2004, respectively, and has an accumulated deficit of $6,997,683 at October 1, 2005. The line of credit from FCC, LLC (“FCC”) required the Company to comply with two financial covenants. In April 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the initial application of the monthly fixed charges covenant from March 31, 2005 to May 31, 2005. At July 2, 2005 and October 1, 2005, the Company was not in compliance with this covenant. In August 2005 and November, 2005, FCC granted waivers of non-compliance with the monthly fixed charges covenant until October 31, 2005 and December 31, 2005 respectively. The Company does not expect to be in compliance with the covenant at December 31, 2005. In the past, FCC has granted waivers to the Company. Management anticipates that FCC will waive its right to enforce the covenant, but there can be no assurances that future waivers will be granted. Management of the Company has initiated discussions with FCC to amend the covenant for 2006. Management believes FCC will amend the covenant but there is no assurance that the covenant will be amended. If the Company is unable to amend the covenant or restructure the debt, it will seek alternative sources of funding.

On July 18, 2005, DMI and Stanford International Bank Ltd. (“Stanford”) entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, subject to the conditions of that agreement (the “Investment”). The Investment was in the form of an 8% Subordinated Convertible Debenture issued by the Company in favor of Stanford (the “Debenture”). Under the terms of the Securities Purchase Agreement, DMI has authorized a series of preferred stock in which Stanford may exchange (at $2.00 per share) the Debenture for preferred stock. The preferred stock will be convertible on a one-for-one basis into shares of common stock and shall have a liquidation preference of $2.00 per share. Holders of the preferred stock will be entitled to vote with the holders of the common stock on all matters. The principal amount of the Debenture, to the extent not converted earlier, is due on July 18, 2010. Interest payments under the Debenture are due on a quarterly basis beginning October 18, 2005. The Debenture is also convertible into shares of common stock of the Company at a conversion price of $2.00 per share. In connection with the above transaction, the Company also issued to Stanford five-year warrants (exercisable at par value) to purchase 600,000 shares of its common stock. Pursuant to a registration rights agreement, the Company has agreed to file a registration statement with the SEC within 180 days of July 18, 2005, and use its best efforts to register the shares of common stock underlying the preferred stock and the warrants. In accordance with the registration rights agreement, the Company has agreed to such actions as are necessary to make available to the shareholders the benefits of Rule 144 or any other similar rule or regulation of the SEC that may at any time permit the shareholders to sell shares of common stock of the Company to the public pursuant to Rule 144. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company allocated $1,337,987 of the proceeds to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture. Both discounts, totaling $974,026, are being amortized as charges to interest expense over the term of the Debenture, which is five years. The amount charged to interest expense for the three months ended October 1, 2005 amounted to $48,702. The balance of the unamortized debt discount at October 1, 2005 is $925,324. DMI and Stanford have negotiated the terms of a Preferred Stock Purchase Agreement providing for the purchase by Stanford of up to an aggregate of 4,000,000 shares of DMI’s Series B Preferred Stock; see Note 15 “Subsequent Events.”

Management believes that cash balances on hand, cash generated from operations, availability of funds under the line of credit and the proceeds from the sale of Preferred Stock to Stanford will be adequate to satisfy the Company’s projected operating cash requirements during the next twelve months; however, if Stanford does not enter into the Purchase Agreement described in Note 15 below, we may not have sufficient funds to satisfy these operating cash requirements. If necessary, the Company may seek to restructure its existing debt or raise additional capital through the future issuance of stock or debt.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended October 1, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – Basis of Presentation (continued)

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission.

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The third quarter of 2005 ended on October 1.

NOTE 3 - Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. The effect of the recapitalization of Miller has been given retroactive effect in the earnings per share (“EPS”) calculation. The common stock issued and outstanding with respect to the pre-merger GGI stockholders have been included since the effective date of the reverse acquisition on October 15, 2004. The common stock issued to acquire Datrek has been included in the EPS calculation since the date of the acquisition.

There were no common stock equivalents consisting of options and warrants which were required to be included in the calculation of diluted loss per share for the periods presented since their inclusion would be antidilutive. The total number of stock options and warrants outstanding as of October 1, 2005 was 1,228,500.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

Options to purchase 628,500 shares, with lives of 5- and 10-years, vesting ratably over a three year period, were issued on July 1, 2005 and remain outstanding as of October 1, 2005 to a group of eligible recipients under terms of the Plan. These options have exercise prices of $1.10 and $1.21. The weighted average fair value per share of these options was estimated to be $.65 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – Stock Based Compensation (continued)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied for the following three and nine month periods ended:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
Net loss applicable to common stock, as reported	$(1,865,448)	$(777,059)	$(3,391,776)	$(1,809,593)
Deduct total stock-based compensation determined Under fair value based method for all awards	(34,113)	(0)	(34,113)	(0)

Pro forma net loss applicable to common stock	$(1,899,561)	$(777,059)	$(3,425,889)	$(1,809,593)

Basic and diluted loss per common share, as reported	$(0.17)	$(0.26)	$(0.31)	$(0.60)

Pro forma loss per share basic and diluted	$(0.17)	$(0.26)	$(0.31)	$(0.60)

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

	2005 Grants	2004 Grants
Dividend yield	—	—
Weighted average expected life	3.0 years	n/a
Weighted average risk-free interest rate	3.77%	n/a
Expected volatility	91.00%	n/a

NOTE 5 - Inventories, net

Inventories, at October 1, 2005, are as follows:

Amount
Raw materials	$1,006,603
Work-in-process	62,387
Finished goods	4,000,261

5,069,251
Reserves for slow moving	(335,983)

Totals	$4,733,268

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - Recently Issued Accounting Standards

In December 2004, FASB issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for the Company is the first annual reporting period beginning after December 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption. Management does not believe the adoption of this pronouncement will have a material impact on the consolidated financial statements.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8,Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Debt Instruments (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 7 - Financing - Debt

A – REVOLVING CREDIT FACILITY

Effective October 18, 2004, the Company obtained a line of credit facility with FCC having a maximum credit limit of $5,000,000 with an interest rate of prime (6.75% at October 1, 2005) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005, the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005.

On June 2, 2005, the terms of the line of credit were further amended (evidenced by a third amendment) to increase the borrowing limit to $7,000,000 and the total inventory borrowing limit to $3,500,000 for the remaining term of the loan.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – Financing (continued)

At October 1, 2005, the balance of the line of credit was $4,911,708. The line of credit from FCC required the Company to comply with two financial covenants. In April 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the initial application of the monthly fixed charges covenant from March 31, 2005 to May 31, 2005. At July 2, 2005 and October 1, 2005, the Company was not in compliance with this covenant. In August 2005 and November, 2005, FCC granted waivers of non-compliance with the monthly fixed charges covenant until October 31, 2005 and December 31, 2005 respectively. Management of the Company has initiated discussions with FCC to amend the covenant for 2006. If the Company is unable to amend the covenant or restructure the debt, it will seek alternative sources of funding. In accordance with the line of credit agreement, the Company is required to maintain a lock-box arrangement, whereby all of its customer collections are deposited in a lock-box controlled by FCC and therefore such working capital funds are used to repay outstanding banking obligations.

B – NOTE PAYABLE TO RELATED PARTIES

At October 1, 2005, the Company had a short term and a long term note payable to the former stockholders of Datrek. The short term obligation was a non interest-bearing note in the original amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005. The December 15 scheduled payment was made on January 3, 2005. The remaining balance of $1,120,000 was rescheduled for payment on August 31, 2005 and bears interest at 10% per annum payable monthly. On September 6, 2005 a payment in the amount of $370,000 was made against the note. The remaining balance of $750,000 was rescheduled for payment on or before January 31, 2006 and bears interest at 10% per annum payable monthly. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The Company has an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008.

C- CONVERTIBLE DEBENTURE TO RELATED PARTY

On July 18, 2005, DMI and Stanford entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, subject to the conditions of that agreement (the “Investment”). The Investment was in the form of an 8% Subordinated Convertible Debenture issued by the Company in favor of Stanford (the “Debenture”). Under the terms of the Securities Purchase Agreement, DMI has authorized a series of preferred stock in which Stanford may exchange (at $2.00 per share) the Debenture for preferred stock. The preferred stock will be convertible on a one-for-one basis into shares of common stock and shall have a liquidation preference of $2.00 per share. Holders of the preferred stock will be entitled to vote with the holders of the common stock on all matters. The principal amount of the Debenture, to the extent not converted earlier, is due on July 18, 2010. Interest payments under the Debenture are due on a quarterly basis beginning October 18, 2005. The Debenture is also convertible into shares of common stock of the Company at a conversion price of $2.00 per share. In connection with the above transaction, the Company also issued to Stanford five-year warrants (exercisable at par value) to purchase 600,000 shares of its common stock. Pursuant to a registration rights agreement, the Company has agreed to file a registration statement with the SEC within 180 days of July 18, 2005, and use its best efforts to register the shares of common stock underlying the preferred stock and the warrants. In accordance with the registration rights agreement, the Company has agreed to such actions as are necessary to make available to the shareholders the benefits of Rule 144 or any other similar rule or regulation of the SEC that may at any time permit the shareholders to sell shares of common stock of the Company to the public pursuant to Rule 144. In accordance with APB Opinion 14, EITF 98-5 and EITF 00-27, the Company allocated $1,337,987 of the proceeds to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. Both discounts, totaling $974,026, are being amortized as a charge to interest expense over the term of the Debenture, which is five years. The amount charged to interest expense for the three months ended October 1, 2005 amounted to $48,702. The balance of the unamortized debt discount at October 1, 2005 is $925,324.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - Stockholders’ Equity

During the nine months ended October 1, 2005, the Company sold 560,000 shares of common stock and received $560,000 in proceeds. In addition, 300,000 shares of common stock were issued in exchange for services.

On October 6, 2005, the Company filed an amendment to its Articles of Incorporation authorizing the creation of a class of preferred stock consisting of 5,000,000 shares. The Company has designated 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. No shares of preferred stock of the Company are currently outstanding.

NOTE 9 - Related Parties

General and administrative expense includes management fees of $-0- and $75,000 to related parties for the nine months ended October 1, 2005 and September 30, 2004, respectively, and $-0- and $25,000 for the three month periods then ended in 2005 and 2004, respectively. Interest expense includes $350,494 and $377,912 to related parties for the nine months ended October 1, 2005 and September 30, 2004, respectively, and $165,301 and $142,527 to related parties for the three month periods then ended in 2005 and 2004, respectively.

NOTE 10 - Commitments and Contingencies

Legal Proceedings and Disputes

On February 18, 2005, the Company received notice from the IUE-CWA Pension Fund notifying the Company that it was responsible for funding a pension plan liability relating to Miller, which was acquired and merged with DMI, in the amount of $462,000, discounted at the annual interest rate of 5.65%. As of the date hereof, the Company is legally responsible for the payment of this obligation. The first three quarterly payments of $9,674 each were made on May 1, 2005, August 1, 2005 and November 18, 2005 in connection with this liability. The Company is currently disputing the total obligation, but until such time as the validity of the above obligation is resolved, a provision for the full amount has been established and scheduled quarterly payments will be made.

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

NOTE 11 - Acquisition and Pro Forma Information

The following table presents the unaudited pro forma combined results of operations of the Company for the nine months ended September 30, 2004, assuming the transactions discussed in Note 1 had been executed at January 1, 2004:

Pro forma Combined Results September 30, 2004
Net sales	$20,545,727

Net loss	$(1,767,213)

Net loss per common share - basic and diluted	$(.16)

Weighted average shares outstanding – basic and diluted	10,923,573

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 - Accounts Payable and Accrued Liabilities

As of October 1, 2005, accounts payable and accrued liabilities are comprised of the following:

Amount
Accounts payable - general	$1,965,368
Accounts payable - import purchases	821,822
Accrued salary and benefits	281,977
Accrued pension obligations	455,516
Other liabilities	138,905

$3,663,588

NOTE 13 - Product Information

The Company’s operations consist of one business segment. However, the Company evaluates the performance of its business based on revenues for certain distinct categories. Revenues of these categories are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
Golf bags	$3,456,000	$—	$12,821,000	$—
Golf accessories	2,994,000	1,393,000	8,073,000	5,080,000

	$6,450,000	$1,393,000	$20,894,000	$5,080,000

NOTE 14 - Reclassifications

Certain amounts in 2004 have been reclassified to conform with the 2005 presentation.

NOTE 15 – Subsequent Events

DMI and Stanford have negotiated the terms of a Preferred Stock Purchase Agreement (the “Purchase Agreement”), which has been executed by DMI and is subject to execution by Stanford. The proposed Purchase Agreement provides for purchases of up to an aggregate of 4,000,000 shares of the Company’s Series B Preferred Stock (the “Preferred Stock”) and issuance of 5-year warrants to purchase up to 2,400,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each transaction in its sole discretion. Under the proposed Purchase Agreement, Stanford has the right to buy all of the Preferred Stock and accompanying Warrants covered by the Purchase Agreement at a price of $2.00 per share of Preferred Stock. On November 10, 2005, Stanford advanced $700,000 to DMI in contemplation of this transaction.

In addition, the proposed Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity preferred stock, when authorized by the Company, and warrants to purchase an additional 300,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the proposed Purchase Agreement.

We are materially dependent on Stanford to execute the proposed Purchase Agreement and make the investment in our securities contemplated by the proposed Purchase Agreement.

On November 21, 2005, our Board of Directors authorized a 1 for 2 reverse stock split of the issued and outstanding shares of the Company’s common stock effective December 5, 2005.

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

The primary market for our accessories is the on-course golf pro shops. We endeavor to provide a one-stop shop for golf pros who operate these on-course shops. Our sales staff includes many PGA registered professionals who understand the needs of the on-course shops and the limited time and resources golf pros have to supply these shops appropriately.

We differentiate our products and maintain our market share through the use of the following:

•	styling and product features including pockets and divider tops used to sort golf clubs;

•	high quality materials and workmanship;

•	use of trendy fabrics, fashionable colors and textures and lightweight materials; and

•	responsiveness to customer preferences.

We sell to both on- and off-course golf shops, sporting goods stores and mass merchandisers who sell quality golf products and provide a level of customer service appropriate for the sale of such products. For the nine-month period ended October 1, 2005, we sold to an aggregate of approximately 6,000 customers. On a consolidated basis, no one customer accounted for more than 5% of our revenues in this period. We also have two private label programs. Under these programs, we assemble and sell golf bags and other golf accessories which are embellished with the corporate logos of these companies. These programs accounted for approximately 12.5% of revenues for the quarter ended October 1, 2005.

Our program of licensing agreements with the NCAA that includes over 100 colleges accounted for approximately 11.6% of our revenues for the nine-month period ended October 1, 2005.

Our executive offices are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. Our telephone number is (615) 384-1286. Our website is www.dmigolf.com.

Datrek Professional Bags, Inc. Acquisition

On October 15, 2004, simultaneous with the acquisition of Miller Golf Company, we acquired substantially all the assets and liabilities of Datrek Professional Bags, Inc., a Tennessee corporation. The former stockholders of Datrek are entitled to receive a future contingency payment based on assembly and distribution of certain Wilson golf products of up to $1,000,000 over the next five years. Amounts earned by the former owners of Datrek under the contingent earn-out provision and recorded as an additional intangible asset during the nine months ended October 1, 2005 totaled $116,108.

The acquisition of Datrek provided us with a unique opportunity to expand our operations into the golf bag and collegiate golf business and significantly increase our golf accessory business.

Evaluation of Company Performance and Financial Condition

Since our operations and fixed expenses are relatively stable, the principal factor our management analyzes in evaluating our performance is changes in our principal sources of revenue. Management therefore focuses primarily on the volume and size of transactions per customer in each fiscal period to evaluate our performance.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually (December 31 for the Company), or whenever events or changes in the circumstances indicate that the carrying amount of the goodwill may not be recoverable.

Warranty

Our policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair our products under warranty. If the cost of satisfying warranty claims exceeds the estimated warranty reserve, our cost of sales, gross profit and net income could be adversely affected.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued its final standard on accounting for share-based payments, FASB Statement No. 123R (revised 2004). The Statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for the Company is the first annual reporting period beginning after December 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption. Management does not believe the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In May 2005, the FASB issued FASB 154. This Statement replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6 (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth certain unaudited financial data expressed as a percentage of net sales for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.5	83.2	73.4	81.1

Gross profit	18.5	16.8	26.6	18.9

Operating expenses:
Sales and marketing	26.8	45.0	24.1	34.3
General and administrative	16.6	13.2	15.9	11.6

Total operating expenses	43.4	58.2	40.0	45.9

Loss from operations	(24.9)	(41.4)	(13.4)	(27.0)

Other income/(expense):
Interest expense	(5.0)	(10.3)	(3.8)	(7.5)
Other income, net	1.0	(4.1)	1.0	(1.1)

Total other expense	(4.0)	(14.4)	(2.8)	(8.6)

Net loss	(28.9)%	(55.8)%	(16.2)%	(35.6)%

The following table sets forth a comparison of the unaudited results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
	(In Thousands)		(In Thousands)
Net Sales	$6,450	$1,393	$20,894	$5,080
Cost of sales	5,254	1,159	15,345	4,121

Gross profit	1,196	234	5,549	959

Operating expenses:
Sales and marketing	1,727	627	5,026	1,742
General and administrative	1,077	183	3,332	590

Total operating expenses	2,804	810	8,358	2,332

Loss from operations	(1,608)	(576)	(2,809)	(1,373)

Other income/(expense):
Interest expense	(320)	(144)	(793)	(380)
Other income, net	63	(57)	210	(57)

Total other expense	(257)	(201)	(583)	(437)

Net loss	$(1,865)	$(777)	$(3,392)	$(1,810)

Comparison of the Three Months Ended October 1, 2005 and September, 2004

Net sales increased $5,057,000 for the three months ended October 1, 2005 to $6,450,000 compared to $1,393,000 during the same period in 2004. The primary contributor to our revenue growth during the period arose from $5,060,000 in the sales of golf bags and accessories from the activities of the off-course division (acquired on October 15, 2004). This increase in our off-course revenue is comprised totally of increased sales volume as selling prices have remained constant.

Cost of sales for the three months ended October 1, 2005 was $5,254,000 or 81.5% of net sales as compared to $1,159,000 or 83.2% of revenues for the three months ended September 30, 2004. The principal components of our cost of sales are direct product costs comprising material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales was attributed primarily to increased sales volumes, partially reduced by reductions in overhead that resulted from closing the Rockland, Massachusetts facility in December, 2004. Additionally, the Company recorded a $342,000 (5.3%) charge to cost of sales for the reduction of inventory values related to a physical inventory adjustment and standard cost revaluation.

Total operating expenses were $2,804,000 for the three months ended October 1, 2005 compared to $810,000 for the three months ended September 30, 2004.

Operating expenses were comprised of:

•	Sales and marketing expense totaled $1,727,000 for the three months ended October 1, 2005 compared to $627,000 for the three months ended September 30, 2004. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include travel for our sales people, trade shows, advertising, telephone, product catalogs, and royalty fees. The increase is primarily attributable to an increase of $1,045,000 from the off-course division. In addition, the increase is partially related to an increase in our direct sales, management and customer service personnel of $190,000 in the on-course division offset by a reduction of $64,000 in commissions paid to independent sales representatives.

•	General and administrative expense was $1,077,000 for the three months ended October 1, 2005 and $183,000 for the three months ended September 30, 2004, an increase of $894,000. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative are corporate costs such as legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the increase was the inclusion of the off-course division in 2005 which accounted for approximately $528,000 in expenses. Additionally, there was an increase of $84,000 related to additional personnel costs and consulting fees. The increase is also partially related to an increase in outside services of $132,000 due to legal and accounting fees related to our preparation of our SEC filings and the amortization of intangibles related to the Datrek acquisition of $150,000.

Interest expense was $320,000 for the three months ended October 1, 2005 and $144,000 for the three months ended September 30, 2004, an increase of $176,000. The principal reasons for this increase are $117,000 paid and payable to Ryan Holdings, Inc. on the DPB acquisition notes and the balance from increased drawing under our line of credit facility with FCC.

Other income increased to $63,000 in for the three months ended October 1, 2005 compared to other expense of $57,000 for the comparable period in 2004. This increase was entirely attributable to fees for subcontract assembly operations.

Comparison of the Nine Months Ended October 1, 2005 and September 30, 2004

Net sales increased $15,814,000 for the nine months ended October 1, 2005 to $20,894,000 compared to $5,080,000 during the same period in 2004. The primary contributor to our revenue growth during the period arose from $16,665,000 in the sales of golf bags and accessories from the activities of the off-course division (acquired on October 15, 2004). This increase in our off-course revenue is comprised totally of increased sales volume as selling prices have remained constant. Our net sales were offset by a general sales decrease from the on-course division, which can be primarily attributed to transitional issues arising from the relocation of Miller from Rockland, MA to Springfield, TN. In December, 2004, customer service and data processing functions for our on-course division were relocated from Rockland, MA to our headquarters in Springfield, TN. The former customer service and order entry personnel did not transfer to Tennessee and we were required to hire and train new customer service personnel while at the same time integrating order processing functions into our computer systems. As a result, during this transitional period, many customer orders were delayed or misplaced, resulting in a negative impact on our net sales. We believe that these issues were substantially resolved during the quarter ended July 2, 2005 due to our customer service training programs as well as improvements to our customer service organization and order processing systems.

Cost of sales for the nine months ended October 1, 2005 was $15,345,000 or 73.4% of net sales as compared to $4,121,000 or 81.1% of revenues for the nine months ended September 30, 2004. Included as part of our cost of sales are direct product costs comprising material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales was attributed primarily to increased sales volumes, partially reduced by reductions in overhead that resulted from closing the Rockland, Massachusetts facility in December, 2004. Additionally, the Company recorded a $342,000 (1.6%) charge to cost of sales in the third quarter for the reduction of inventory values related to a physical inventory adjustment and standard cost revaluation.

Total operating expenses were $8,358,000 for the nine months ended October 1, 2005 compared to $2,332,000 for the nine months ended September 30, 2004.

Operating expenses were comprised of:

•	Sales and marketing expense totaled $5,026,000 for the nine months ended October 1, 2005 compared to $1,742,000 for the nine months ended September 30, 2004. We included in our sales and marketing expense the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs included are the travel for our sales people, trade shows, advertising, telephone, product catalogs, and royalty fees. The increase is primarily attributable to an increase of $3,128,000 from the off-course division. In addition, we increased our direct sales, management and customer service personnel during this period. The increase is partially related to an increase in our direct sales, management and customer service personnel of $347,000 in the on-course division offset by a reduction of $227,000 in commissions paid to independent sales representatives.

•	General and administrative expense was $3,332,000 for the nine months ended October 1, 2005 and $590,000 for the nine months ended September 30, 2004, an increase of $2,742,000. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative are corporate costs such as, but not limited to, legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the increase was the inclusion of the off-course division in 2005 which accounted for approximately $1,371,000 in expenses. Additionally, there was an increase of $225,000 related to additional personnel costs and consulting fees. The increase is also partially related to an increase in outside services of $670,000 due to legal and accounting fees related to our preparation of our SEC filings and the amortization of intangibles related to the Datrek acquisition of $440,000.

Interest expense was $793,000 for the nine months ended October 1, 2005 and $380,000 for the nine months ended September 30, 2004, an increase of $413,000. The principal reasons for this increase are $302,000 paid and payable to Ryan Holdings, Inc. on the DPB acquisition notes and the balance from increased drawing under our line of credit facility with FCC.

Other income increased to $210,000 in for the nine months ended October 1, 2005 compared to other expense of $57,000 for the comparable period in 2004. This increase was entirely attributable to fees for subcontract assembly operations.

Liquidity and Capital Resources

We have incurred an accumulated deficit at October 1, 2005 of $6,998,000. We had working capital at October 1, 2005 of $821,000 and have incurred a net loss for the nine months ending October 1, 2005 of $3,392,000.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our line of credit and the sale of our capital stock and convertible debenture to Stanford, our principal shareholder. Our principal sources of liquidity for the foreseeable future are expected to remain the same. Management believes that cash balances on hand and generated from operations, availability of funds under our line of credit and the proceeds from the sale of the Preferred Stock to Stanford will be adequate to satisfy our projected operating cash requirements during the next twelve months; however, if Stanford does not enter into the Purchase Agreement described below, we may not have sufficient funds to satisfy these operating cash requirements. If necessary, we may seek to restructure our existing debt or raise additional capital through the future issuance of stock or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $2,912,000 for the nine months ended October 1, 2005, as compared to $1,476,000 during the same period of 2004. Cash used by operating activities for the nine months ended October 1, 2005, is primarily attributable to a net loss of $3,392,000, an increase in accounts receivable of $680,000 and a decrease of accounts payable and accrued liabilities of $759,000. These uses were partially offset by non cash items such as depreciation and amortization of $626,000 and a reduction in inventories of $1,006,000.

Investing activities used $385,000 for the nine months ended October 1, 2005, whereas such activities used $58,000 for the nine months ended September 30, 2004. Cash used in investing activities in 2005 is primarily attributable to purchases of property and equipment of $269,000 for the expansion of our offices to accommodate additional customer service and administrative personnel and $116,000 attributable to the contingent earn-out payable to the prior owners of Datrek.

Financing activities provided $2,199,000 for the nine months ended October 1, 2005, whereas such activities provided $2,066,000 for the comparable period of 2004. The principal source of cash provided by financing activities was proceeds from borrowings under our line of credit and the sale of stock and convertible debenture to Stanford.

Cash at October 1, 2005 and December 31, 2004, respectively, was $265,000 and $1,363,000. At October 1, 2005 we had stockholders’ equity of $669,000 and stockholders’ equity at December 31, 2004 of $2,490,000.

Effective October 18, 2004, we obtained a line of credit facility with FCC having a maximum credit limit of $5,000,000 with an interest rate of prime (6.75% at October 1, 2005) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary security interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005 the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory-borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005. On June 2, 2005 the terms of the line of credit were further amended to increase the borrowing limit to $7,000,000 and the total inventory borrowing limit to $3,500,000 for the remaining term of the loan. At October 1, 2005, the balance of the line of credit was $4,911,708. The line of credit from FCC required the Company to comply with two financial covenants. In April 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the initial application of the monthly fixed charges covenant from March 31, 2005 to May 31, 2005. At July 2, 2005 and October 1, 2005, the Company was not in compliance with this covenant. In August 2005 and November, 2005, FCC granted waivers of non-compliance with the monthly fixed charges covenant until October 31, 2005 and December 31, 2005 respectively. The Company does not expect to be in compliance with the covenant at December 31, 2005. In the past, FCC has granted waivers to the Company. Management anticipates that FCC will waive its right to enforce the covenant, but there can be no assurances that future waivers will be granted. Management of the Company has initiated discussions with FCC to amend the covenant for 2006. Management believes FCC will amend the covenant but there is no assurance that the covenant will be amended. If the Company is unable to amend the covenant or restructure the debt, it will seek alternative sources of funding.

At October 1, 2005, we had a short term and a long term note payable to the former shareholders of Datrek. The short term obligation was a non interest-bearing note in the original amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005. The December 15 scheduled payment was made on January 3, 2005. The remaining balance of $1,120,000 was rescheduled for payment on August 31, 2005 and bears interest at 10% per annum. On September 6, 2005 a payment in the amount of $370,000 was made against the note. The remaining balance of $750,000 was rescheduled for payment on or before January 31, 2006 and bears interest at 10% per annum payable monthly. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford International Bank Ltd. and expires in January 2008.

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

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, subject to the conditions of that agreement (the “Investment”). The Investment was in the form of an 8% Subordinated Convertible Debenture issued by the Company in favor of Stanford (the “Debenture”). Under the terms of the Securities Purchase Agreement, we have authorized a series of preferred stock in which Stanford may exchange (at $2.00 per share) the Debenture for preferred stock at a ratio of $2.00 per share. The preferred stock will be convertible on a one-for-one basis into shares of common stock and shall have a liquidation preference of $2.00 per share. Holders of the preferred stock will be entitled to vote with the holders of the common stock on all matters. Upon the creation of the preferred stock, Stanford may exchange the Debenture into shares of preferred stock. The principal amount of the Debenture, to the extent not converted earlier, is due on July 18, 2010. Interest payments under the Debenture are due on a quarterly basis beginning October 18, 2005. The Debenture is convertible into shares of our common stock at a conversion price of $2.00 per share. We also issued to Stanford five-year warrants (exercisable at par value) to purchase 600,000 shares of its common stock, 300,000 of which were subsequently assigned. Pursuant to a registration rights agreement, we have agreed to file a registration statement with the SEC within 180 days of July 18, 2005 and use our best efforts to register the shares of common stock underlying the preferred stock and the warrants. In accordance with the registration rights agreement, the Company has agreed to such actions as are necessary to make available to the shareholders the benefits of Rule 144 or any other similar rule or regulation of the SEC that may at any time permit the shareholders to sell shares of common stock of the Company to the public pursuant to Rule 144. In accordance with APB Opinion 14, EITF 98-5 and EITF 00-27, the Company allocated $1,337,987 of the proceeds to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. Both discounts, totaling $974,026, are being amortized as a charge to interest expense over the term of the Debenture, which is five years. The amount charged to interest expense for the three months ended October 1, 2005 amounted to $48,702. The balance of the unamortized debt discount at October 1, 2005 is $925,324.

DMI and Stanford have negotiated the terms of a Preferred Stock Purchase Agreement (the “Purchase Agreement”), which has been executed by DMI and is subject to execution by Stanford. The proposed Purchase Agreement provides for purchases of up to an aggregate of 4,000,000 shares of the Company’s Series B Preferred Stock (the “Preferred Stock”) and issuance of 5-year warrants to purchase up to 2,400,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each transaction in its sole discretion. Under the proposed Purchase Agreement, Stanford has the right to buy all of the Preferred Stock and accompanying Warrants covered by the Purchase Agreement at a price of $2.00 per share of Preferred Stock. On November 10, 2005, Stanford advanced $700,000 to DMI in contemplation of this transaction.

In addition, the proposed Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity preferred stock, when authorized by the Company, and warrants to purchase an additional 300,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the proposed Purchase Agreement.

We are materially dependent on Stanford to execute the proposed Purchase Agreement and make the investment in our securities contemplated by the proposed Purchase Agreement.

On November 21, 2005, our Board of Directors authorized a 1 for 2 reverse stock split of the issued and outstanding shares of the Company’s common stock effective December 5, 2005.

Accounts receivable at October 1, 2005 were $4,578,000 as compared to $4,062,000 at December 31, 2004, an increase of 12.7%. Days of sales outstanding were 70.5 days as of October 1, 2005 compared with 88 days at December 31, 2004. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Accounts payable and accrued expenses at October 1, 2005 and December 31, 2004 were $3,664,000 and $4,522,000, respectively.

We expended funds for capital expenditures of $269,000 for property and equipment during the nine months ended October 1, 2005. We do not have any plans for major purchases for the remainder of 2005.

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

Item 3. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

Based on our evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based upon the evaluation that was conducted, the Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this report the disclosure controls and procedures evaluated were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

During the month of September our former Chief Financial Officer left the Company. We believe this could constitute a significant deficiency in the financial reporting process. Our Chief Operating Officer, a prior Chief Financial Officer of a publicly traded company, assumed the role of interim Chief Financial Officer and we have since engaged outside professionals to assist in the performance of certain financial functions on an interim basis. We have commenced a search for a permanent Chief Financial Officer and anticipate this position will be filled by the end of 2005.

Changes in Internal Controls

There were no changes made in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and interim Chief Financial Officer have concluded that the controls and procedures evaluated are effective.

Part II – Other Information

Item 1. Legal Proceedings

On February 18, 2005, we received notice from the IUE-CWA Pension Fund notifying us that we are responsible for funding a pension plan liability relating to Miller, which was acquired by us, in the amount of $462,000, discounted at the annual interest rate of 5.65%. We are legally responsible for the payment of this obligation. The first three quarterly payments of $9,674 each were made on May 1,August 1, 2005 and November 18, 2005 in connection with this liability. We are currently disputing the total obligation, but until such time as the validity of the above obligation is resolved, a provision for the full amount has been established and scheduled quarterly payments will be made.

On June 9, 2005 we received a complaint from a competitor alleging that one of our products infringed a patent held by the competitor. The matter is being reviewed by our patent counsel. Management does not believe resolution of this complaint will have any material impact on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent Event

DMI and Stanford have negotiated the terms of a Preferred Stock Purchase Agreement (the “Purchase Agreement”), which has been executed by DMI and is subject to execution by Stanford. The proposed Purchase Agreement provides for purchases of up to an aggregate of 4,000,000 shares of the Company’s Series B Preferred Stock (the “Preferred Stock”) and issuance of 5-year warrants to purchase up to 2,400,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each transaction in its sole discretion. Under the proposed Purchase Agreement, Stanford has the right to buy all of the Preferred Stock and accompanying Warrants covered by the Purchase Agreement at a price of $2.00 per share of Preferred Stock. On November 10, 2005, Stanford advanced $700,000 to DMI in contemplation of this transaction.

In addition, the proposed Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity preferred stock, when authorized by the Company, and warrants to purchase an additional 300,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the proposed Purchase Agreement.

We are materially dependent on Stanford to execute the proposed Purchase Agreement and make the investment in our securities contemplated by the proposed Purchase Agreement.

On November 21, 2005, our Board of Directors authorized a 1 for 2 reverse stock split of the issued and outstanding shares of the Company’s common stock effective December 5, 2005.

Item 3. Defaults Upon Senior Securities

Effective October 18, 2004, the Company obtained a line of credit facility with FCC having a maximum credit limit of $5,000,000 with an interest rate of prime (6.75% at October 1, 2005) plus 2.5% and paid a closing fee of $100,000. The facility is for a period of two years, subject to an annual administration fee of $50,000 payable on the anniversary date. The facility carries a monthly maintenance fee of $2,000 and interest is payable monthly. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a total eligible inventory cap of $2,000,000 and an in-transit inventory cap of $400,000. The facility is secured by a primary interest in accounts receivable, inventories, other assets and restricted cash reserves of $700,000. The facility has an initial term of two years and, thereafter, renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. On March 22, 2005, the terms of the line of credit were amended to increase the borrowing limit to $6,000,000 and the total inventory borrowing cap to $3,000,000 for the period from March 22 through July 31, 2005.

On June 2, 2005, the terms of the line of credit were further amended (evidenced by a third amendment) to increase the borrowing limit to $7,000,000 and the total inventory borrowing limit to $3,500,000 for the remaining term of the loan.

At October 1, 2005, the balance of the line of credit was $4,911,708. The line of credit from FCC required the Company to comply with two financial covenants. In April 2005, the Company negotiated the elimination of the tangible net worth ratio requirement (evidenced by a waiver and second amendment) and also negotiated the deferral of the initial application of the monthly fixed charges covenant from March 31, 2005 to May 31, 2005. At July 2, 2005 and October 1, 2005, the Company was not in compliance with this covenant. In August 2005 and November, 2005, FCC granted waivers of non-compliance with the monthly fixed charges covenant until October 31, 2005 and December 31, 2005 respectively. The Company does not expect to be in compliance with the covenant at December 31, 2005. In the past, FCC has granted waivers to the Company. Management anticipates that FCC will waive its right to enforce the covenant, but there can be no assurances that future waivers will be granted. Management of the Company has initiated discussions with FCC to amend the covenant for 2006. Management believes FCC will amend the covenant but there is no assurance that the covenant will be amended. If the Company is unable to amend the covenant or restructure the debt, it will seek alternative sources of funding. In accordance with the line of credit agreement, the Company is required to maintain a lock-box arrangement, whereby all of its customer collections are deposited in a lock-box controlled by FCC and therefore such working capital funds are used to repay outstanding banking obligations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s stockholders holding a majority of the voting power of the Company, pursuant to a written consent dated June 8, 2005, approved the following proposal:

To approve an amendment to the Company’s Articles of Incorporation creating a class of preferred stock (the “Amendment”). The Amendment provides for the creation of a class of preferred stock consisting of 5,000,000 shares with a par value of $0.001 per share. The preferred stock may be issued with such rights as may be set forth in a resolution or resolutions providing for the issuance of such preferred stock adopted by our Board of Directors from time to time.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Waiver Agreement, dated November 18, 2005, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 21, 2005, we filed a current report on Form 8-K reporting under Item 3.02 – “Unregistered Sale of Equity Securities” that we had entered into the July 18, 2005 sale of securities transaction with Stanford.

On September 15, 2005, we filed a current report on Form 8-K reporting under Item 5.02 – “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” the resignation of our former chief financial officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

DATREK MILLER INTERNATIONAL, INC.

By:	/s/ Michael S. Hedge
Michael S. Hedge
(Chief Executive Officer)

By:	/s/ J. Max Waits
J. Max Waits
(Interim Chief Financial Officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Waiver Agreement, dated November 18, 2005, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.