Form 10KSB
period 2005-12-31
DATREK MILLER INTERNATIONAL, INC.
filed 2006-03-31
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The registrant’s revenues for the fiscal year ended December 31, 2005 were $26,691,378.

The aggregate market value of Common Shares held by non-affiliates of the Registrant (1,509,111 shares), as of March 28, 2006, was $4,527,333.

The number of shares of common stock and preferred stock outstanding on March 28, 2006, was 6,398,239 and 3,200,000, respectively. Unless otherwise specified herein, all common share, warrant and option amounts give effect to a 1-for-2 reverse stock split effective as of December 5, 2005.

Documents Incorporated By Reference: Not Applicable.

Transitional Small Business Disclosure Form (check one):    Yes  ☐    No  ☒

DATREK MILLER INTERNATIONAL, INC.

FORM 10-KSB

CAUTIONARY NOTE REGARDING FORWARD-LOOKING

STATEMENTS AND RISK FACTORS

The discussion in this annual report regarding Datrek Miller International and our business and operations contains forward-looking statements. These forward-looking statements use words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

When used in this annual report on Form 10-KSB, “DMI,” “our company,” “we,” “our,” and “us” refers to Datrek Miller International, Inc. and our subsidiaries.

PART I

Item 1. Description of Business

Datrek Miller International, Inc. (“Datrek Miller”), through our wholly-owned subsidiaries, Datrek Professional Bags, Inc. (“Datrek”) and Miller Golf Company (“Miller”), each a Florida corporation, is a leading supplier of products and value-added services to the golf industry. Our key product offerings include high-quality golf bags and golf accessories marketed to three major trade channels.

The golf bag and accessory market is fragmented and diverse. Beginning with a comprehensive understanding of the golf industry, player needs and new product trends, our goal is to be the one-stop sales/distribution option for our customers. We believe that by leveraging the strength and breadth of our selling and distribution capabilities, we are uniquely qualified to meet the needs of our customers.

Our primary strategic initiative is to become the leading supplier to customers in each of the unique trade channels in the golf industry we serve. These key trade channels include:

•	Off-Course: retail, golf specialty shops, sporting goods stores, mass merchandisers;

•	On-Course: pro shops, municipal courses, private clubs, resorts, daily fee courses; and

•	Premium-International-OEM: Corporate, International, and Original Equipment Manufacturers (“OEM”) customers.

Our Off-Course sales executives have a broad knowledge of the retail environments in which we compete. Many of the sales executives in this group have been with the Company for over ten years and have participated in the substantial growth which the golf industry has enjoyed over that period. Our On-Course sales executive group includes many PGA registered professionals. These sales professionals understand the needs of our customers in this trade channel with their limited time and resources to stock these golf shops. While the Premium-International-OEM group previously existed as part of the Off-Course Division, we formally established this channel under new leadership in December 2005. Our Premium-International-OEM group includes sales professionals with substantial industry experience. Each of our sales groups is supported by personnel who maintain a detailed knowledge of our products and industry trends.

Through the three key trade channels that we serve, we offer a broad range of golf bags and golf accessories marketed under our brand names Datrek and Miller Golf and licensed brands including NCAA, and the Wilson/ NFL team logos.

•	Our golf bags use lightweight, state of the art materials which we believe make our products more customer friendly. We believe that we are the leading supplier of ladies golf bags and the leading supplier of cart bags sold through retail shops in the U.S.

•	Our golf accessories include tees and tee packets, ball markers, bag tags, divot tools, towels, umbrellas, club head covers, luggage and pouches, golf bag travel covers, shoe bags, business accessories, tournament gifts and awards, trophies / pre-packaged gift kits, beverage and barware, coasters, insulated coolers, money clips / key chains, apparel accessories, badges / lapel pins, and other golf accessories. We also market and distribute a wide range of golf improvement products.

General Development of Business

History

Datrek Miller, through our wholly owned subsidiaries Datrek and Miller, manufactures, designs, assembles, embellishes and distributes golf bags and golf accessories for sale to on-course pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate premium customers, and golf event sponsoring organizations mainly in the United States and Canada. We are based and conduct all of our operations in Springfield, Tennessee.

Datrek Miller is the successor to Greenhold Group, Inc., (“GGI”) which was originally incorporated in the State of Florida on March 22, 1999. On October 25, 2004, GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. On October 15, 2004, Datrek Miller entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into Datrek Miller. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). Stanford Venture Capital Holdings, Inc. (“SVCH”), prior to this transaction, was the 95% owner of MGC. In connection with the merger, Stanford agreed to purchase 2,250,000 shares of the Company’s common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became our controlling stockholder.

On October 25, 2004, DMI effected a one-for-thirty-five reverse split of our common stock. On December 5, 2005, we effected a one-for-two reverse split of our common stock. All common share and per share amounts presented in this Annual Report have been retroactively adjusted to reflect both the one-for-thirty-five and the one-for-two reverse stock splits.

Since the completion of the transaction described above, SVCH has transferred its interests in Datrek Miller to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with Datrek Miller whereby it has invested an aggregate of $5,000,000 and $6,400,000, and owns 70.3% and 72.9% of our issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2005 and March 28, 2006, respectively.

Our executive offices are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. Our telephone number is (615) 384-1286. Our website is www.dmigolf.com.

Current Market Conditions

According to the latest available estimate by The National Golf Foundation Business Almanac (“NGF”), annual spending for golf based products and services was estimated at $24.3 billion. According to the NGF, the product categories that DMI serves comprise approximately $1.0 billion of that total while the number of golfers in the United States totals 36.7 million, including 27.4 million active players, and the number of courses exceeds 16,000. According to the National Golf Course Owners Association, rounds played in calendar year 2004 were up 0.7% over the prior year representing the first increase in 3 years. We believe the sale of golf accessories is closely tied to the number of rounds played.

In the 1990s, the overall golf market experienced an increase in participation by less affluent groups. Golfer target segments that increased significantly during the period included women, minorities, juniors and those nearing retirement age. The golf accessories industry is highly fragmented and is being serviced by many small privately owned businesses. These suppliers reach their end user customers through off-course specialty golf shops and sporting goods stores as well as on-course pro shops. Many golf professionals operate on-course pro shops and are responsible for satisfying the merchandising needs of the average golf player. We believe we are responding to these golf pros’ needs with a one-stop source that supplies 70% to 80% of a broad line of golf merchandise and other services, including supplying the golf accessory and tournament gifts / awards requirements of their on-course golf shops.

We estimate that 775,000 golf events are held each year in the United States, with over 50 million total participants. For the most part, on-course club pros and tournament planners defer the gift and award side purchasing to the sponsoring organization which source products through advertising specialty distributors or other non-golf sources.

Growth Strategy

Our vision is to be the largest and most respected multi-faceted provider of golf bags, accessories and related value-added services in each of the major existing trade channels (Off-Course, On-Course and Premium-International-OEM) that we currently serve as well as new channels that we are pursuing. We believe our core competency is distribution channel expertise serving multiple distribution channels with a wide selection of products and services representing multiple brands and product licenses within the golf industry. We believe that by offering a wide range of quality products and good customer service, we can become the leading supplier in each of these trade channels. We also intend to pursue value-added acquisitions. We will continue to identify potential acquisition or alliance opportunities with complementary businesses within the golf industry. The golf industry is highly fragmented and is characterized by numerous suppliers. Most of the suppliers in the industry offer a limited number and range of products. Management believes that our marketing strengths and distribution network will enable us to capitalize on acquisitions of other businesses and on distributing other companies’ product lines through our trade channels. We believe that we can leverage this position to expand our product offerings and market share. Implementation of this strategy includes the following elements:

Enhance our Sales and Marketing Processes and Grow our Current Product Lines within Existing and New Customer Channels.

The Off-Course channel consists of retail locations including golf specialty stores, sporting goods stores, college bookstores, gift shops, and mass merchandisers. We will continue to utilize our long established direct sales force in this channel to execute specific marketing strategies which enhance the sales of our quality products. We intend to grow our sales in the Off-Course channel by enlarging the collegiate licensed product lines available to our customers through such additions as gift packs, umbrellas, divot tools and bag tags, as well as marketing directly to collegiate specialty stores, bookstores, and fan and team stores. We intend to enlarge this coverage to include select gift shops, department stores and mass merchandisers with the goal of becoming the leading supplier of collegiate golf items. We also intend to leverage our substantial investment in product development to design and offer quality golf bags designed with consumer convenience in mind which will have a unique appeal to today’s golfer. Our Off-Course Division is also developing new “plan-o-gram” merchandising programs to increase its retail market penetration.

The On-Course channel consists of pro shops located at municipal courses, private clubs, daily fee courses and resorts. To meet the needs of our customers in this channel, we have invested significantly in a direct sales staff comprised of PGA registered professionals who understand the club pro/merchandiser. In the past we primarily depended on independent sales representatives. Currently we are using a combination of both direct and independent sales representatives as part of our strategy of becoming a “business partner” to our customers in this channel. We recognize that in order to establish a “business partner” relationship with these golf professionals, we must recruit and retain qualified and experienced sales personnel to represent our golf bags and multiple lines of golf accessories. We believe that enhancing our relationships with the on-course golf pros will increase our brand awareness within our industry while simultaneously demonstrating our commitment to customer service. Our On-Course Division’s marketing message focuses on the breadth of our product offering and the efficiency of doing business with a “one-stop shop” for all pro shop needs. We define our “one-stop shop” strategy as supplying a golf pro shop with 70% to 80% of its accessory merchandise.

The Premium-International-OEM channel consists of Corporate, International, and OEM customers. We have established a separate selling and customer service division to meet the unique needs of these customers. We view these customers collectively because they tend to order significant quantities of customized golf bags and golf accessory products. We offer new product and program presentations to these customers each season due to the custom nature of their needs. We intend to be the channel leader by providing a variety of high quality products delivered on-time to meet their needs as well as related value-added services.

Increase our Product Offerings through Strategic Acquisitions and/or Alliances.

We plan to identify potential acquisition or alliance opportunities with complementary businesses within the golf industry. The golf industry is highly fragmented and is characterized by numerous suppliers. Most of the suppliers in the industry offer a limited number and range of products. We believe that our marketing strengths and distribution network will enable us to capitalize on acquisitions of synergistic businesses and on distributing other companies’ product lines through our channels. We expect our prospective acquisitions or alliances will accomplish one or more goals, including enhanced accessibility to distribution channels, enhanced product depth and breadth, and to provide opportunities to consolidate sourcing, distribution, and administrative functions.

Leverage our Operational Expertise Over a Broader Product Offering.

An integral part of our acquisition strategy is the efficient and timely integration of an acquired business into our operations with minimal operational, managerial and customer service disruption. Our management has identified three operational functions within target acquisition companies which must be consolidated to help reduce costs. These areas include product sourcing, finance and administration and distribution. We expect that by consolidating product sourcing functions, we can leverage our purchasing volumes, reduce the number of vendors, reduce personnel and overhead costs, and guarantee that new product development by our vendors will be offered to us on an industry exclusive basis. We believe that the consolidation of the finance and administration functions represents the best short-term opportunity to reduce overhead following an acquisition.

Develop a Golf Events Division to Gain a Portion of the Tournament and Events Market.

We believe that there is an opportunity to provide on-course club pros and tournament/event planners with a one-stop shop solution for the golf products, services, commemorative gifts and awards provided to participants in tournaments and other golf events. We also believe that few, if any, suppliers of golf accessories have the breadth of products required to serve this market. We intend to create a web-based solution to serve the tournament event planning market. We will also offer prepackaged tournament solutions that include basic items like caps, shirts, tees, divot tools and ball markers.

Invest in Information Technology in Order to Provide Our Customers, Vendors and Employees Ease of Access on a 24 by 7 Basis.

Our information system is intended to be simple and easy to use. It should offer our customers the prompt confirmation that their orders have been accepted, produced, and shipped on time. The system is intended to be flexible, with its transaction methodology and adaptable to other business processes which we may implement in the future.

Brands / Products

We currently sell the majority of our golf bags under the Datrek brand name. We differentiate our golf bags and maintain our market share through the following features:

•	styling and product features including pockets and divider tops used to sort golf clubs;

•	high quality standards for materials and workmanship; and

•	the use of leading edge fabrics, fashionable colors and textures and lightweight materials.

Within the Premium-International-OEM channel, we also have a number of OEM/service programs. Under these programs, we source, assemble and distribute golf bags and other golf accessories that are embellished with the corporate logos of these companies. These private label programs for Premium and OEM categories accounted for approximately 11.3% of sales for 2005. We currently have a five-year supply agreement, renewable in December 2008, with Wilson Sporting Goods Co. (“Wilson”) to assemble, warehouse and pick, pack and ship certain Wilson golf bags to their customers.

In addition, we have multiple licensing agreements with the NCAA that include over 100 colleges. For 2005, we paid an average royalty of 8.5% of sales from the sale of golf bags, shoe bags, towels, head covers and other golf accessories embellished with college logos and athletic team mascots. These products are especially popular at sporting goods stores, mass merchandisers, college bookstores and golf course pro shops located in close proximity to these colleges. For certain schools with a national following, these licensed products are popular well beyond the colleges’ geographical location. In October 2005, we entered into a three-year exclusive license agreement with Wilson to distribute National Football League (the “NFL”) logo golf bags and accessories through all of DMI’s distribution channels. These NCAA and NFL branding programs accounted for approximately 15.9% of our sales for 2005.

We believe that one of the important factors which differentiates us from our competitors is the breadth of our golf accessories product line that includes: tees and tee packets, ball markers, bag tags, divot tools, towels, umbrellas, club head covers, luggage and pouches, golf bag travel covers, shoe bags, business accessories, tournament gifts and awards, trophies / pre-packaged gift kits, beverage and barware, coasters, insulated coolers, money clips / key chains, apparel accessories, badges / lapel pins and golf improvement products, and other golf accessories.

This availability of high quality branded products and accessories enables us to be a “one-stop shop” and offer a complete assortment of complimentary products to the quality golf bags which we offer. Our golf accessories products are especially important in the On-Course channel, where partnering with a vendor who offers a broad array of quality products is important to the golf professionals who manage golf course pro shops.

Customers

During fiscal 2005, we sold to an aggregate of approximately 6,000 customers. On a consolidated basis, no one customer accounted for more than 5% of our sales in 2005.

Supply Chain

We obtain the majority of our golf bags partially assembled from suppliers in the Asia Pacific region. We complete the assembly of our golf bags in our Springfield, Tennessee facility. We purchase our golf accessories, including club head covers, towels, bags and apparel from suppliers in the U.S. and abroad. We also have the capability to embroider golf towels, bag components, shirts and other accessories in our Springfield facility. At this location we can also custom print tees and ball markers which are often combined in sets unique to individual golf clubs or important golf events and tournaments. We denominate substantially all of our purchase orders in U.S. dollars. Our suppliers generally ship goods on the basis of open credit terms or payment upon the acceptance of goods by us. We believe we maintain sufficient inventories on site in our Tennessee facility to accommodate our customers’ requests in a timely manner, providing a key point of differentiation versus our competition.

Competition

The golf bag and accessory markets in which we compete are highly competitive, and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. Our major domestic competitors in the golf bag market are Sun Mountain, Great Divider, TaylorMade, Titleist, Ping, Callaway and Nike. These competitors have an established market share in the golf bag business. We believe the golf accessory market to be highly fragmented, with no one supplier having a significant market share.

For both golf bags and golf accessories, we generally compete on the basis of product quality, product features, performance, product innovation, customer service, and responsiveness to consumer preferences and price.

Intellectual Property

We own various trademark and patent rights including the proprietary rights in the Datrek and Miller Golf trade names. We also hold various patents including a security system protecting against golf bag thefts, a golf putting training apparatus, a divided golf bag top and various golf bag designs.

Facilities

Our facilities, including our principal executive offices, assembly, warehousing and distribution center, are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this property and facility, which includes approximately 14.06 acres pursuant to a 7-year triple net lease beginning October 18, 2004 entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $51,732 adjusted annually for changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Deborah Ryan is a member of the Board of Directors and Executive Vice President of Datrek Brand Management. Dennis Ryan is President of the Off-Course division.

Risk Factors

The financial statements contained in this report and the related discussion, describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We have also included certain forward-looking statements concerning our future performance or financial condition. These forward-looking statements are based upon current information and expectations and actual results could differ materially. We therefore have included the following discussion of certain factors that could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

We have a history of losses and we are uncertain as to its effect on future profitability of our company.

We incurred operating losses of approximately $5.0 million and $5.7 million for the years ending December 31, 2005 and 2004, respectively. The loss incurred in 2004 included $2.0 million arising from a plant closing and relocation and $0.6 million for the write-down of related inventories. We will need to generate significant revenue growth from the investment made in the On-Course Division and realize substantial cost savings from the integration of the Miller business into Datrek to achieve a profit from operations. We may continue to incur operating losses and such losses may be substantial. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section.

We expect that cash on hand together with funds available to us under our line of credit and from the Preferred Stock Purchase Agreement, dated November 30, 2005, between DMI and Stanford will permit us to fund our operations for the next twelve months. Unexpected increases in negative cash flow from operations or the unavailability of funds under our line of credit would cause us to require additional external financing before that time. Under those circumstances, if we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we may be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

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

If we are unable to obtain sufficient funds, and incur a cash flow deficit, our business strategies could suffer.

Since inception, we have financed all of our operations through private equity financings, third party loans and cash flow from operations. Although recent cash flow from operations and the funds raised through our recent bank borrowings and sales of our capital stock to Stanford have been sufficient for our immediate needs, we anticipate that we may be required to raise additional capital in order to grow our business, particularly to consummate the acquisition phase of our business plan. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our shareholders. We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

If we fail to properly integrate the operations of our subsidiaries and manage our growth, our business and results of operations would be adversely affected.

Following the merger of GAI into Datrek Miller, we began the process of integrating Miller’s Rockland, Massachusetts based operations into our Tennessee facility, which was completed in the third quarter of 2005. Integration of these operations was essential to our success. In addition, as part of our growth strategy, we intend to further develop and expand our operations through organic growth and acquisitions. The pace of our anticipated expansion demands an unusual amount of focus by our management team. We expect this expansion will place a limited strain on our managerial, operational and financial resources.

If we cannot manage our growth effectively, our business and operating results will suffer. Additionally, any failure on our part to develop and maintain our products if we experience rapid growth could significantly adversely affect our reputation and brand name which could reduce demand for our products and adversely affect our business, financial condition and operating results.

Our future growth strategy is based on an acquisition strategy and there can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our company without substantial costs, delays or other operational or financial problems.

We intend to increase our revenues, expand the markets we serve and increase our products and services through the acquisition of additional operating companies. There can be no assurance our company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our company without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us, as well as higher acquisition prices. Further, acquisitions and mergers involve a number of special risks, some or all of which could have a material adverse effect on our business, financial condition and results of operations, including the following:

•	possible adverse effects on our operating results,

•	diversion of management’s attention,

•	failure to retain key personnel,

•	risks associated with unanticipated events, and

•	customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of our company.

In addition, there can be no assurance that businesses acquired will achieve anticipated revenues and earnings.

If we cannot integrate our future acquisitions, we may be unable to successfully execute our strategy.

We anticipate that a significant portion of our future growth will be accomplished through acquisitions. The success of our acquisition plan depends on our ability to:

•	identify and close financially suitable acquisition opportunities;

•	effectively integrate acquired personnel, operations and products into our organization;

•	retain and motivate the personnel of acquired businesses;

•	retain customers of acquired businesses; and

•	obtain necessary financing on acceptable terms or use our securities as consideration for acquisitions.

Even if we are successful in acquiring companies, we may be unable to integrate them into our business model or achieve the expected synergies.

Our future success is dependent on the services of our key management and sales and marketing personnel, whose knowledge of our business and industry expertise would be difficult to replace.

We are substantially dependent upon the continued service of existing key management and sales and marketing personnel. The loss of the services of one or more of these key employees could impair our ability to grow, slow product offerings or sales and marketing efforts or otherwise harm our business.

Competition in the golf and sporting goods industry is intense.

The premium golf bag business is highly competitive and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. There are a number of well-established and well-financed competitors including TaylorMade, Ping, Titleist, Nike and Callaway. New product introductions, price reductions, extended payment terms and “close-outs” (including close-outs of products that were recently commercially successful) by competitors continue to generate increased market competition. While we believe that our products and our marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, extended payment terms or new product introductions by competitors will not negatively impact our future sales.

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

Our business is subject to the risk that the value of our inventory will be affected adversely by our suppliers’ price reductions or by product changes affecting the usefulness or desirability of the products comprising the inventory. We take various actions, including monitoring our inventory levels and controlling the timing of purchases to reduce our inventory risk. In addition, suppliers may become insolvent and unable to fulfill their obligations to us. We are subject to the risk that our inventory values may decline in value. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

Our inability to properly manage our assembly capacity may adversely affect our business.

We plan our assembly and manufacturing capacity based upon the forecasted demand for our products. Actual demand for such products may exceed or be less than forecasted demand. If we are unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during our traditionally busy season, it could limit our sales and adversely affect our financial performance. On the other hand, we invest in manufacturing capacity and commitments to components and other manufacturing inputs for varying periods of time, which can limit our ability to quickly react if actual demand is less than forecasted demand. This could result in less than optimum capacity usage and/or excess inventories and related obsolescence charges that could adversely affect our financial performance. In addition, if we were to experience delays, difficulties or increased costs in our production of golf bags or golf accessories, including production of new products needed to replace current products, our future golf bag or golf accessory sales could be adversely affected.

Our dependence on third-party suppliers and materials could adversely affect our business.

We had three suppliers who accounted for 55% of our product supply for the year ended December 31, 2005. The loss of any of these suppliers could result in significant delays in delivering products to our customers and materially affect our business. We believe that suitable materials for our products could be obtained from other manufacturers in the event our regular suppliers (because of financial difficulties or otherwise) are unable or fail to provide suitable components. However, there could be a significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers, which in turn could have a material adverse impact on our results of operations. If we did experience any such delays or interruptions, there is no assurance that we would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business.

Seasonality and adverse weather conditions could adversely affect our business.

In addition to the effects of product cycles described above, our business is also subject to the effects of seasonal fluctuations. Our first and second quarter sales generally represent our sell-in of our products for the new golf season. Our third quarter sales represent re-order business of the bag and accessory products and the beginning of the collegiate sales season. Sales during the third quarter therefore are significantly affected not only by the sell-through of our products that were sold into the channel during the first and second quarters but also by the sell-through of the products of our competitors. Our sales during the fourth quarter of bags and accessories are generally significantly less than the other quarters because in general in certain markets fewer people are playing golf during that time of year due to cold weather.

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

We may have difficulty collecting our receivables and that may result in the unanticipated need for external financing in order to continue our operations.

The collection of our accounts receivable is affected by several factors, including our credit granting policies, our customers’ ability to pay, and industry and economic conditions. Adverse changes in any of these factors, some of which we cannot control, could create delays in collecting or an inability to collect our receivables. If we are not able to collect our receivables within the time anticipated, we would need to seek external financing in order to continue our operations as planned.

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

Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock.

The interests of our controlling stockholder could conflict with those of our other stockholders.

At December 31, 2005, Stanford owns 70.3% (72.9% at March 28, 2006) of our voting securities. Therefore, Stanford is able to determine the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our articles of incorporation and bylaws; and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or have any relationships with Stanford, Stanford is able to control the election of the board of directors. This influence could have the effect of delaying or preventing a change in control, even if many of our other stockholders believe it is in their best interest.

Since we may finance future acquisitions in part by using shares of our common stock for the consideration to be paid, if in the event that the common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as the consideration for the sale of their businesses, we may be required to issue additional shares of stock or utilize more of our cash resources, if available, in order to maintain our acquisition program.

We may finance future acquisitions by using shares of our common stock for the consideration to be paid. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to implement and/or maintain our expansion program. If we have insufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings. There can be no assurance that other financing will be available on terms we deem acceptable.

The issuance of our stock as part of the purchase price for an acquisition will dilute our current stockholders’ ownership.

Our acquisition strategy may include issuance of our equity to fund some or all of the cost of acquisitions. Each of the acquisitions that we complete in the future, involving the issuance of equity, will dilute our current stockholders’ ownership interest in our company.

We may issue additional shares of preferred stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our board of directors to issue up to 5,000,000 shares of preferred stock. At December 31, 2005, 1,000,000 shares of the Series A preferred stock and 1,500,000 shares of the Series B preferred stock are issued and outstanding. Additional shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing our change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

Employees

At December 31, 2005, we had 168 full time employees, including: 38 in sales; 113 in operations and customer service; and 17 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

Item 2. Description of Property

Our facilities, including our principal executive offices, assembly, warehousing and distribution center, are located at 835 Bill Jones Industrial Drive, Springfield, TN 37172. We currently lease this property and facility, which includes approximately 14.06 acres pursuant to a 7-year triple net lease beginning October 18, 2004 entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $51,732, with adjustments made on an annual basis consistent with changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Deborah Ryan is a member of the Board of Directors and Executive Vice President, Datrek Brand Management. Dennis Ryan is President of the Off-Course division.

Item 3. Legal Proceedings

Incident to our business activities, we may at times be parties to legal proceedings, lawsuits and claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon our consolidated annual results of operations or cash flows, or our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “DMLL.” Our common shares commenced trading on November 12, 2001. Prior to November 12, 2001, we were not aware of any established trading market for our securities. The prices set forth below reflect the range of high and low sale prices per share in each of the quarters of fiscal 2005 and 2004 as reported by the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the high and low bid information is the OTCBB.*

	2005		2004
	High	Low	High	Low
First Quarter	$5.00	$3.00	$5.60	$2.10
Second Quarter	4.50	2.20	1.40	1.40
Third Quarter	3.30	2.02	2.10	2.10
Fourth Quarter	2.20	0.51	5.00	0.36

*	We effectuated a 1-for-2 reverse stock split effective as of December 5, 2005. The prices set forth above have been adjusted for this reverse stock split.

As of March 28, 2006, there were 59 holders of record of our common stock. The closing sales price for the common stock on March 10, 2006 as reported on the OTCBB was $3.00.

Dividend Policy

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. In addition, our credit line agreement with FCC restricts our ability to pay dividends.

Sales of Unregistered Securities

On October 15, 2004, in connection with the acquisition of DPB, we issued 1,100,000 shares of our common stock to Ryan Holdings, Inc. valued at $396,000 ($0.36 per share) as part of the purchase price for the assets of DPB. The shares of common stock issued to Ryan Holdings, Inc. were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On October 15, 2004, we issued an aggregate of 1,500,000 shares of our common stock to SVCH representing the purchase price of the net assets of MGC. The shares of common stock issued to SVCH were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On October 15, 2004, we issued an aggregate of 275,000 shares of our common stock to three entities for services rendered in connection with the merger of GAI with DPB and MGC. These shares were valued at $99,000 ($0.36 per share). The shares of common stock issued to these entities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On October 15, 2004, we issued warrants to purchase 200,000 shares of our common stock, with an exercise price of $0.001 per share, to four employees of an affiliate of Stanford. On December 31, 2004, the warrants to purchase 200,000 shares of our common stock were exercised and were valued at $72,000 ($0.36 per share). The shares of common stock issued to these individuals were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On October 15, 2004, SVCH agreed to purchase 2,250,000 shares of our common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005 at $2.00 per share. The shares of common stock issued to SVCH were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption. SVCH had access to information concerning us and had the opportunity to ask questions concerning us.

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we authorized preferred stock in which Stanford may exchange the Debenture for Series A preferred stock at a ratio of $2.00 per share. The Series A preferred stock is convertible on a two-for-one basis into shares of our common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The debt discount and beneficial conversion factor of $974,026 were amortized through November 2005 with the balance expensed in November 2005 in connection with the conversion of the Debenture to Series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of our Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock or $8,000,000 and issuance of 5-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement two shares of Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Under the terms of the Purchase Agreement through December 31, 2005, Stanford has acquired 1,500,000 shares of Series B Preferred Stock and Warrants to purchase 450,000 shares of our common stock for $3,000,000. Stanford has assigned half of all Warrants issuable under the Purchase Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. Warrants to purchase 450,000 shares of our common stock were exercised in November 2005.

Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of our common stock for $1,400,000 during January and February 2006. Stanford has assigned 105,000 Warrants to five employees of an affiliate pursuant to a warrant assignment agreement.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity Series C Preferred Stock, when authorized by the Company, and warrants to purchase an additional 150,000 shares of our Common Stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be derivative liabilities in accordance with the provisions of FASB Statement No. 133.

Stanford is the owner of 70.3% and 72.9% of our issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2005 and March 10, 2006, respectively. Stanford is the owner of all of our issued and outstanding preferred stock.

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement by January 17, 2006. We are obligated to register the shares of common stock underlying the Series B Preferred Stock and the Warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders.

If we do not file a registration statement on a timely basis or maintain an effective registration statement once it is declared effective, we must issue upon default and each month thereafter that the registration statement is not filed or maintained effective, warrants to purchase a number of shares of common stock equal to the number of shares of preferred stock held by the investors, including Stanford, as liquidating damages. The registration statement does not provide for any cash settlement alternative and the default may only be cured or settled by delivering a fixed number of warrants or shares of our common stock to these shareholders. In March 2006, the Company received a waiver from certain shareholders and Stanford, whereby the provisions regarding liquidating damages have been waived. The registration statement is expected to be filed in April 2006. The shares issuable as liquidated damages are applicable until such time as the shares to be registered may be sold under Rule 144.

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

Overview

Datrek Miller, through our wholly owned subsidiaries Datrek and Miller, manufactures, designs, assembles, embellishes and distributes golf bags and golf accessories for sale to on-course pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate premium customers, and golf event sponsoring organizations mainly in the United States and Canada. We are based and conduct all of our operations in Springfield, TN.

Datrek Miller is the successor to Greenhold Group, Inc., (“GGI”) which was originally incorporated in the State of Florida on March 22, 1999. On October 25, 2004, GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. On October 15, 2004, Datrek Miller entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into Datrek Miller. Prior to the merger, Greenhold Group, Inc. was considered a development stage company and had no assets or capital and no significant operations or income. At the time of such merger, GAI had simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). SVCH, prior to this transaction, was the 95% owner of MGC. In connection with the merger, Stanford agreed to purchase 2,250,000 shares of the Company’s common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became our controlling stockholder. SVCH subsequently transferred all of its interests in Datrek Miller to Stanford.

Since the completion of the transaction described above, SVCH, and subsequently Stanford, has entered into several securities purchase agreements with Datrek Miller whereby it has invested an aggregate of $5,000,000 and owned 70.3% of our issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for small business issuers financial statements for the first annual reporting period beginning after December 15, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A. “Modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. B. “Modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) beginning January 1, 2006 using the modified prospective method. The impact of this Statement will require the Company to record a charge for the fair value of its stock options over the vesting period in the consolidated financial statements.

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”) that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-6 (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

Revenue Recognition

The Company recognizes sales when products are shipped to its customers or when services are rendered. Sales are only recognized for arrangements with customers in which (1) there is persuasive evidence of a contract or agreement which sets forth the terms of the arrangement; (2) services have been rendered; (3) our prices are fixed, determinable and agreed upon; and (4) collectibility is reasonably assured. Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. We also record estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs exceed the recorded estimated allowance, our sales, gross profit and net income could be adversely affected.

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

Accounting for Long-Lived Assets

We review property and equipment, intangible assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in the our stock price for a sustained period; and

•	significant decline in our market capitalization relative to net book value.

Recoverability is measured by comparison of the assets’ carrying amounts to their expected future undiscounted net cash flows. Intangible assets primarily represent a customer list and a trade name acquired in business combinations. Identifiable intangibles are amortized on a straight-line basis over their estimated useful lives.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually (December 31 for DMI), or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Datrek Professional Bags, Inc. Acquisition

On October 15, 2004, simultaneous with the Miller acquisition, we acquired most of the assets and liabilities of Datrek Professional Bags, Inc., a Tennessee corporation (“DPB”). The purchase price for DPB included the issuance by us of 1,100,000 common shares to the shareholders of DPB valued at $396,000 ($0.36 per share), notes payable totaling $5,440,000, $475,000 in cash, $88,000 in legal fees paid by Stanford, and 200,000 warrants to purchase our common stock valued at $72,000 ($0.36 per share) issued to four employees of Stanford’s affiliate. In addition, the former stockholders of DPB may receive a future royalty based on assembly and distribution of certain products of up to $1,000,000 over the next five years. The total consideration paid for DPB’s net assets was $6,471,000 and has been allocated as follows:

Current assets	$8,999,000
Tangible long term assets	431,000
Identifiable intangible assets	2,632,000
Goodwill	362,000
Liabilities assumed	(5,953,000)

Purchase price	$6,471,000

The acquisition of DPB provided us with a unique opportunity to expand our operations into the golf bag and collegiate golf business and significantly increased our golf accessory business. We intend to continue the operations of the acquired assets, including the use of the acquired assets in the assembly and distribution of golf bags and the commercialization of the Datrek brands, patents and trademarks.

Results of Operations - December 31, 2005 and 2004

The following table sets forth our consolidated results of operations and the percentage of net sales represented by each item for the periods indicated (in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net sales	$26,691	100.0%	$9,343	100.0%
Cost of sales	19,944	74.7	7,930	84.9

Gross margin	6,748	25.3	1,414	15.1

Operating expenses
Sales and marketing	6,930	26.0	3,231	34.6
General and administrative	4,773	17.9	3,870	41.4

Total operating expenses	11,704	43.9	7,102	76.0

Loss from operations	(4,956)	(18.6)	(5,688)	(60.9)

Other income (expense)
Interest expense	(1,962)	(7.3)	(534)	(5.7)
Other income, net	27	0.1	14	0.1

Net other expense	(1,936)	(7.2)	(520)	(5.6)

Net loss	$(6,892)	(25.8)%	$(6,208)	(66.5)%

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with several customer–focused performance metrics. Since our operations and fixed expenses are relatively stable, the principal factors our management analyzes in evaluating our performance are changes in our sources of revenue and their related gross margins. To evaluate the effectiveness of our finance department and the strength of our financial position, management reviews our days of sales outstanding for each period.

These performance measures are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheet, consolidated statements of operations, or consolidated statements of cash flows, or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Comparison of the Year Ended December 31, 2005 and December 31, 2004

The comparison of our results for the year ended December 31, 2005 with those of 2004 reflect the inclusion of our Off-Course division for the entire year in 2005 compared with only the period from acquisition (October 15, 2004) through year-end in 2004.

Net sales increased $17.3 million for the year ended December 31, 2005 to $26.7 million compared to $9.3 million during 2004. Our sales growth during this period was driven by the sales of golf bags and accessories by our Off-Course division for a full year in 2005 compared with inclusion of sales only from the Division’s acquisition date (October 15, 2004) through year-end in 2004. The increase in our sales of $17.3 million is comprised of increased sales of Datrek branded products including golf bags by the On and Off Course divisions of $19.0 million offset by a decrease in Miller branded accessory products of $1.7 million by the On Course division. The decline in sales from golf accessories is primarily attributed to transitional issues arising from the relocation of Miller from Rockland, Massachusetts to Springfield, Tennessee. In December 2004, customer service and data processing functions for our On-Course division were relocated from Rockland, Massachusetts to our headquarters in Springfield, Tennessee. The former customer service and order entry personnel did not transfer to Tennessee and we hired and trained new customer service personnel while at the same time integrating order processing functions into our computer systems. As a result, during this transitional period, we were unable to process customer orders in a timely manner, resulting in a negative impact on the On-Course division’s net sales. As a result of our customer service training programs and improvements to our customer service organization and order processing systems, we believe that these issues were substantially resolved by mid-2005.

Cost of sales for the year ended December 31, 2005 increased by $12.0 million to $19.9 million, or 74.7% of net sales, as compared to $7.9 million or 84.9% of net sales for the year ended December 31, 2004. Included as part of our cost of sales are direct product costs comprising material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. During 2005 the gross margin for Datrek branded products sold by the Off and On Course divisions was 25.8% and Miller branded products was 26.0%. For 2004, gross margin for Datrek branded products was 31.2% and Miller branded products was 4.9% The reduced gross margin of Miller branded products in 2004 resulted from the closing of the Rockland, Massachusetts facility and a related writeoff of inventory of $0.6 million in December 2004. The increased overhead cost component of $0.7 million in 2004 for Miller was caused by a full year of overhead in 2004 and minimal costs in 2005 as the facility was absorbed by the Datrek facility in Springfield TN. Overall, gross margin increased from 15.1% in 2004 to 25.3% in 2005. Of the increase in gross margin of 10.2%, 6.9% was driven by sales of higher margin products and the reduction of unfavorable inventory adjustments, and 4.9% was driven by the overhead reductions noted above as well as the leveraging of fixed overhead costs over greater sales volume. This increase was partially offset by higher labor and distribution costs which totaled 1.6% of net sales.

Total operating expenses were $11.7 million for the year ended December 31, 2005, compared to $7.1 million for the year ended December 31, 2004. Operating expenses are comprised of sales and marketing expense and general and administrative expense.

Sales and marketing expense includes the employee costs relating to our marketing, sales, sales administration and sales support employees. Also included in this amount is the travel for our sales people, trade shows, advertising, telephone, product catalogs, and royalty fees. Sales and marketing expense totaled $6.9 million or 26.0% of net sales for the year ended December 31, 2005 compared to $3.2 million or 34.6% of net sales for the year ended December 31, 2004. The increase is primarily attributable to an increase of $2.7 million in Off-Course division spending, largely driven by the impact of operating the Off-Course division for a full year in 2005 compared with the period from acquisition (October 15, 2004) through year-end in 2004. This increase was also the result of volume increases in royalties, advertising and commissions totaling $0.7 million. In addition, we increased the direct sales, management and customer service personnel in our On-Course division during 2005. This increase of $0.6 million was partially offset by a reduction of $0.3 million in commissions paid to independent sales representatives as a result of our decision to move to a largely direct sales force. The reduction of 8.6% in sales and marketing expense as a percentage of net sales was driven by the larger sales base.

General and administrative expense includes salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative expense are corporate costs including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. General and administrative expense was $4.8 million, or 17.9% of net sales, for the year ended December 31, 2005 and $3.9 million, or 41.4% of net sales, for the year ended December 31, 2004. The increase is primarily related to expenditures of $2.0 million associated with the expansion of our corporate office and personnel infrastructure to support our larger business base, an increase in outside services of $.8 million due to accounting and legal fees related to our preparation of our periodic filings, and amortization of intangibles related to the Datrek acquisition of $.6 million. These increases were partially offset by the elimination of $2.4 million in expenses associated with the relocation of Miller’s operations from Rockland, Massachusetts to Springfield, Tennessee in the latter part of 2004. The improvement in general and administrative expense as a percentage of net sales is driven by the larger sales base.

Interest expense was $2.0 million for the year ended December 31, 2005 and $0.5 million for the year ended December 31, 2004. The principal reasons for this increase are a charge of $1.0 million representing the amortization and write-off of the debt discount and beneficial conversion factor established in connection with the issuance of an 8% Convertible Debenture in July 2005, an increase of $0.4 million in the amount paid and payable to Ryan Holdings, Inc. on the DPB acquisition notes, and increased drawing under our line of credit facility with FCC. The debt discount and beneficial conversion factor were amortized through November 2005 with the balance expensed in November 2005 in connection with the conversion of this Debenture into our Preferred Stock.

Liquidity and Capital Resources

We have incurred an accumulated deficit at December 31, 2005 of $10.5 million. We had working capital at December 31, 2005 of $2.6 million and incurred a net loss for the twelve months ending December 31, 2005 of $6.9 million.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our line of credit and the sale of our capital stock and convertible debenture to Stanford, our principal shareholder. Management believes that cash balances on hand and generated from operations, availability of funds under our line of credit and proceeds from the sale of the Preferred Stock to Stanford will be adequate to satisfy our projected operating cash requirements during the next twelve months. If necessary, we may seek to raise additional capital through the future issuance of equity or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $4.7 million for the twelve months ended December 31, 2005, as compared to $3.5 million during the same period of 2004. Cash used by operating activities for 2005, is attributable to a net loss of $6.9 million and an increase in accounts receivable of $0.9 million. These uses were partially offset by non cash items including depreciation and amortization of $0.8 million, the discount associated with the convertible debt of $1.0 million and a reduction in inventories of $0.7 million. Cash used by operating activities for 2004 is attributable to a net loss of $6.2 million and increases in accounts receivable of $0.2 million and inventories of $0.7 million. These uses were partially offset by non cash items including depreciation and amortization of $0.2 million, charges relating to the closing of the Rockland, Massachusetts facility of $0.6 million in inventory writeoff and $0.4 million in disposal of equipment, and a $2.2 million increase in accounts payable and accrued liabilities.

Investing activities used $0.5 million for 2005, whereas such activities used $0.5 million for 2004. Cash used in investing activities in 2005 is primarily attributable to purchases of property and equipment of $0.4 million for the expansion of our offices to accommodate additional customer service and administrative personnel.

Financing activities provided $5.0 million for 2005, whereas such activities provided $5.3 million for 2004. The principal source of cash provided by financing activities was proceeds from the sale of $5.6 million of stock and convertible debenture to Stanford in 2005 offset by $0.9 million payment of a note payable to the prior owners of Datrek.

Cash at December 31, 2005 and 2004 was $1.1 million and $1.4 million, respectively. At December 31, 2005 and 2004 we had stockholders’ equity of $2.2 million and $2.5 million, respectively.

On October 18, 2004, we obtained a line of credit facility with FCC, LLC (“FCC”). The facility was amended in March 2006 extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million, with the interest rate decreasing by 1% from prime (7.25% at December 31, 2005) plus 2.5% to prime plus 1.5%. The facility was amended, subject to an annual administration fee of $75,000 payable on the anniversary date. The facility continues to carry a monthly maintenance fee of $2,000 and interest is payable monthly. The restricted cash of $700,000 that was formerly held by FCC was released to us. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other assets. After October 2009, the facility renews for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2005, the balance of the line of credit was $4.1 million. The line of credit from FCC requires us to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance with three covenants and amended the financial covenants for 2006 and beyond.

At December 31, 2005, we had a short term note and a long term note payable to the former shareholders of DPB. The original short-term obligation was a non interest-bearing note in the amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005 and were due on demand. The December 15, 2004 scheduled payment of $560,000 was made on January 3, 2005. The remaining balance of $1,120,000 was rescheduled for payment on August 31, 2005 with interest at 10% per annum payable monthly. On September 6, 2005 a payment in the amount of $370,000 was made against the note. The remaining balance of $750,000 was rescheduled for payment on or before January 31, 2006 with interest at 10% per annum payable monthly and remains unpaid and due on demand with interest at 10% payable monthly. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008.

Another source of liquidity has been the purchase by SVCH, and subsequently Stanford, of our capital stock. Under a Securities Purchase Agreement, dated October 15, 2004, SVCH made an aggregate investment in our common stock, in several tranches, totaling $4,500,000. For its aggregate investment of $4,500,000, SVCH received an aggregate of 2,250,000 shares of our common stock.

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we authorized preferred stock in which Stanford may exchange the Debenture for Series A preferred stock at a ratio of $2.00 per share. The preferred stock is convertible on a two-for-one basis into shares of our common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of our Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock or $8,000,000 and issuance of 5-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement two shares of Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Under the terms of the Purchase Agreement through December 31, 2005, Stanford has acquired 1,500,000 shares of Series B Preferred Stock and Warrants to purchase 450,000 shares of our common stock for $3,000,000. Stanford has assigned half of all Warrants issuable under the Purchase Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. Warrants to purchase 450,000 shares of our common stock were exercised in November 2005.

During January and February 2006, Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of our common stock for $1,400,000. Stanford has assigned 105,000 Warrants to five employees of an affiliate pursuant to a warrant assignment agreement.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity Series C Preferred Stock, when authorized by the Company, and warrants to purchase an additional 150,000 shares of our Common Stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be derivative liabilities in accordance with the provisions of FASB Statement No, 133.

Stanford is the owner of 70.3% and 72.9% of our issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2005 and March 28, 2006, respectively. Stanford is the owner of all of our issued and outstanding preferred stock.

On November 21, 2005, our Board of Directors authorized a 1 for 2 reverse stock split of the issued and outstanding shares of our common stock effective December 5, 2005.

Accounts receivable at December 31, 2005 were $4.7 million, as compared to $4.1 million at December 31, 2004, an increase of 14.6%. Days sales outstanding were 64 days at December 31, 2005 compared with 88 days at December 31, 2004. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Accounts payable and accrued expenses at December 31, 2005 and December 31, 2004 were $4.1 million and $4.5 million, respectively.

Capital Expenditures

We did not expend funds for any material capital expenditures for property and equipment during the year ended December 31, 2005 and do not have any plans for major purchases in fiscal 2006.

Our facilities, including our principal executive offices, assembly, warehousing and distribution center, are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this property and facility, which includes approximately 14.06 acres pursuant to a 7-year triple net lease beginning October 18, 2004 entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $51,732 adjusted annually for changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Deborah Ryan is a member of the Board of Directors and Executive Vice President of Datrek Brand Management. Dennis Ryan is President of the Off-Course division.

The following table outlines payments due under our significant contractual obligations over the next four years and thereafter, exclusive of interest:

	Payment due for year ended December 31,
Contract Obligations	Total	2006	2007	2008	2009 and thereafter
Short Term Debt	$4,768,121	$4,768,121	$—	$—	$—
Long Term Debt	3,200,000	—	3,200,000	—	—
Operating Leases	3,890,090	694,583	686,159	673,608	1,835,740

Total Contractual Cash Obligations	$11,858,211	$5,462,704	$3,886,159	$673,608	$1,835,740

The above table outlines our obligations as of December 31, 2005 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Arrangements

During the year ended December 31, 2005, the Company had off-balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $3,890,090 through 2011.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Our independent registered public accountants have reported to our board of directors certain matters involving internal controls that were considered to be significant deficiencies. There was a significant deficiency regarding contract negotiation and approval, including potential conflicts of interest, and a significant deficiency with respect to the prior approval of sales outside of pre-approved pricing parameters. We intend to remedy these conditions by improving our controls and procedures regarding these two areas, including issuing policies and procedures in these areas. In general, other internal control concerns resulted from the lack of segregation of duties due to the Company’s small size. Wherever possible, compensating controls have been established.

There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Officers and Directors

Article VI of our articles of incorporation permits our board of directors to fix the number of directors at not less than one nor more than seven. Directors serve for an annual term. Vacancies on the Board due to resignation or removal may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

Name	Age	Position
Michael S. Hedge	50	Chairman of the Board and Chief Executive Officer, Director
J. Max Waits	52	Executive Vice President and Chief Operating Officer
Randall J. Frapart	47	Executive Vice President and Chief Financial Officer
Deborah Ryan	51	Executive Vice President of Datrek Brand Management, Director
Dennis Ryan	68	President, Off-Course Division
Osmo A. Hautanen	51	Director
Richard M. Gozia	61	Director
Christopher J. Holiday	58	Director

Business Experience

Michael S. Hedge, age 50, became our Chairman and Chief Executive Officer effective as of the closing of the merger. From July 2004 to the effective date of the merger in October 2004, Mr. Hedge served as President of Miller Golf Company, LLC, a manufacturer of golf accessories. From December 2003 through July 2004, Mr. Hedge acted as a consultant for SVCH. From October 2000 to December 2003, Mr. Hedge served as Senior Vice President of Nexterna, Inc., a wholly owned subsidiary of Union Pacific Corporation, a provider of real-time service management solutions to companies that deliver on-site repair and maintenance services. From May 1999 to August 2000, he was President and Chief Executive Officer of FocusWireless.com, a wholesale distributor of wireless products. Mr. Hedge also served as FocusWireless.com’s Executive Vice President for Business Development from February 1999 to May 1999. Prior to this, Mr. Hedge held various senior management positions with Cellstar Corporation from September 1987 to February 1999, a leading provider of distribution and value-added logistics services to the wireless communications industry.

J. Max Waits, age 52, became our Chief Operating Officer effective June 2005 and became Executive Vice President in January 2006. Mr. Waits’ career encompasses over thirty years of financial and operational experience with public and private consumer products manufacturing companies, including the last three years in international markets. He has held multiple CFO and COO positions with entrepreneurial and middle market companies. From September 2001 until July 2004, Mr. Waits served as Chief Operating Officer and as a member of the Board of Directors of Mid Ocean Group, B.V. in the Netherlands. From October 2004 until June 2005, Mr. Waits was a partner with Tatum Partners, LLP, a national partnership that provides interim and contract CFOs and project based financial services. Mr. Waits was under contract to DMI through Tatum from January 2005 until joining the Company in June 2005.

Randall J. Frapart, age 47, became our Executive Vice President and Chief Financial Officer effective January 2006. From September 2002 until December 2005, Mr. Frapart served as Senior Vice President and Chief Financial Officer of HyperFeed Technologies, Inc., a publicly traded provider of software which provides ticker plant and smart order routing technologies and managed services to exchanges, hedge funds and other financial institutions. Mr. Frapart served as Chief Financial Officer and later as Chief Executive Officer of Cyvent Technologies, a software and consulting company serving large health insurers, from April 1995 to July 2001. Mr. Frapart began his career at KPMG, where he held various positions in the Information, Communication and Entertainment Assurance practice for over 12 years.

Deborah Ryan, age 51, became Executive Vice President, Datrek Brand Management June 2005. Ms. Ryan became our Chief Operating Officer effective from October 2004 to June 2005. Ms. Ryan was the founder, principal shareholder and Chief Executive Officer of Datrek Professional Bags since June 1979. Prior to that, from June 1975 to June 1979 Ms. Ryan held various sales positions with Wilson Sporting Goods Company. Ms. Ryan earned a Bachelor of Arts with a major in Communications from the University of Illinois in 1974.

Dennis Ryan, age 68, became the President of the Off-Course Division of DMI effective as of the closing of the merger in October 2004. Mr. Ryan was the President of Datrek Professional Bags from July 2000 through October 2004. From February 1981 to July 2000 Mr. Ryan served as Vice President of Sales for Datrek. Mr. Ryan’s wife, Deborah Ryan, is Executive Vice President, Datrek Brand Management and member of our Board of Directors.

Osmo A. Hautanen, age 51, is currently the Chief Executive Officer of Magnolia Broadband, Inc., a semiconductor company and innovator of radio frequency solutions for the cellular communications industry. Prior to that, Mr. Hautanen served as the Chief Executive Officer of Fenix LLC, a holding company for Union Pacific Corporation’s technology assets, based in Dallas, TX. Mr. Hautanen also served as Chief Executive Officer of Formus Communications, Inc., a broadband access provider of voice, video, data communications and information technology services in European markets. From 1996 to 1998, Mr. Hautanen held various senior management positions with Philips Electronics. Prior to this, Mr. Hautanen held various positions with Nokia from 1978 to 1996. Mr. Hautanen serves on the Board of Directors or Board of Advisors of various telecommunications and technology companies. Mr. Hautanen earned an MBA in International Business from Georgia State University in 1987. Mr. Hautanen also holds a Bachelor of Science in Control Engineering from Technical College of Varkaus (Finland), 1976. Mr. Hautanen serves as the chairman of the governance, compensation and nominating committee and serves on the audit committee of our Board of Directors.

Richard M. Gozia, age 61, served as Chief Executive Officer of Fenix LLC, a holding company with interests in technology companies that developed software and managed data for the transportation and related industries, from May 2001 to January 2004. From May 1996 to November 1999, Mr. Gozia served as President and Chief Operating Officer of CellStar Corporation, a global distributor of wireless telephone products. From 1994 to 1996, Mr. Gozia served as Executive Vice President and Chief Financial Officer of SpectraVision, Inc., the nation’s largest in-room hotel movie provider. Prior to this, Mr. Gozia held senior management positions with a variety of companies in the media, wholesale baking and restaurant industries. From 1970 to 1978, Mr. Gozia served as an Audit Manager with the certified public accounting firm of Arthur Young & Company. Mr. Gozia received a B.S. in Accounting from the University of Missouri and is a certified public accountant. Mr. Gozia serves as the chairman of the audit committee and serves on the governance, compensation and nominating committee of our Board of Directors.

Christopher J. Holiday, age 58, is a sales and marketing executive with over 30 years of experience in the golf industry. From 2003 to 2004, Mr. Holiday served as General Manager and Senior Vice President of Sales for North America for TaylorMade-adidas Golf. Prior to that, Mr. Holiday served as President of Golfgear International. From 1990 to 2001, Mr. Holiday held various sales and senior management positions with Callaway Golf. From 1973 to 1990, Mr. Holiday owned and operated Supreme Golf of Colorado, a Lakewood, CO based golf retailer. Mr. Holiday served as a senior auditor with Arthur Anderson & Company from 1969 to 1972. Mr. Holiday earned a Bachelor of Science in Accounting from the University of Illinois and is a certified public accountant. Mr. Holiday serves on the audit and governance, compensation and nominating committees of our Board of Directors.

Committees of the Board of Directors

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an audit committee and a governance, compensation and nominating committee. The Board of Directors may also establish such other committees as it deems appropriate, in accordance with applicable laws and regulations, and our certificate of incorporation and bylaws.

Audit Committee

The Audit Committee, which currently consists of Richard M. Gozia, Osmo A. Hautanen and Christopher J. Holiday, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. Gozia is considered by us to be a “financial expert” and serves as chairman of the committee. The audit committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. Our Board of Directors has adopted a written charter of the audit committee. All members of the audit committee are deemed independent, as defined in the National Association of Securities Dealers’ listing standards.

Governance, Compensation & Nominating Committee (“GCN Committee”)

The GCN committee consists of Osmo A. Hautanen, Richard M. Gozia and Chris J. Holiday, all of whom are deemed independent, as defined in the National Association of Securities Dealers’ listing standards. Mr. Hautanen serves as chairman of the GCN committee. The primary responsibilities of the GCN committee are to:

•	make compensation recommendations to the Board of Directors regarding salaries and incentive compensation for our officers and key employees and administer our employee benefit plans;

•	recommend corporate governance guidelines to the Board of Directors;

•	recommend and review director candidates to the Board of Directors;

•	evaluate the performance of and make compensation decisions regarding the Chief Executive Officer;

•	make compensation recommendations to the Board of Directors regarding the Board of Directors; and

•	issue reports on executive compensation for our financial reports and filings.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005.

Code of Ethics

As of January 3, 2005, we adopted a Code of Ethics. The code applies to our directors, officers and all employees. The code provides written standards that are designed to deter wrongdoing and promote: (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Item 10. Executive Compensation

Summary Compensation Table

The following table shows, for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, the cash and other compensation paid to our Chief Executive Officer and each other executive officer whose annual compensation was $100,000 or more.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation (1) (7)	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Michael S. Hedge (2) Chief Executive Officer	2005 2004 2003	$190,000 121,673 —	— — —	$9,842 61,833 —	— — —	75,000 — —	— — —
J. Max Waits (3) EVP, Chief Operating Officer	2005 2004 2003	76,731 — —	— — —	17,082 — —	— — —	50,000 — —	— — —
Deborah Ryan (4) EVP, Datrek Brand Management	2005 2004 2003	150,000 28,846 —	— — —	8,400 1,750 —	— — —	12,500 — —	— — —
Dennis Ryan (5) President, Off Course Division	2005 2004 2003	150,000 28,846 —	— — —	8,400 1,750 —	— — —	12,500 — —	— — —
Patrick B. Fox (6) Chief Financial Officer	2005 2004 2003	84,039 20,673 —	2,000 — —	38,923 — —	— — —	12,500 — —	— — —

(1)	Represents an automobile allowance of $700 per month for J. Max Waits, Deborah Ryan and Dennis Ryan and $820 per month for Michael S. Hedge. Also includes relocation cost reimbursement of $60,025 for Michael S. Hedge in 2004 and $12,500 for J. Max Waits in 2005.
(2)	Appointed to serve as Chief Executive Officer effective October 15, 2004.

(3)	Appointed to serve as Chief Operating Officer effective June 15, 2005, and interim Chief Financial Officer from September 30, 2005 to January 9, 2006. Appointed to Serve as Executive Vice President and Chief Operating Officer effective January 9, 2006. Mr. Waits’ annual salary in 2005 was $150,000.
(4)	Appointed to serve as Executive Vice President of Datrek Brand Management effective June 15, 2005.
(5)	Appointed to serve as President of the Off Course Division effective October 15, 2004.
(6)	Appointed to serve as Chief Financial Officer effective October 15, 2004. Resigned effective September 30, 2005. Mr. Fox’s annual salary in 2005 was $115,000.
(7)	Patrick B. Fox’s other compensation in 2005 consists of severance payments of $30,962 and a payment for unused vacation of $7,961.
(8)	Randall J. Frapart was appointed to serve as Executive Vice President and Chief Financial Officer effective January 9, 2006 at an annual salary of $180,000.

Option/Grants Table

The following table shows the total number of options granted to each of our named executive officers during 2005 (both as the number of shares of common stock subject to such options and as a percentage of all options granted to employees during 2005) and, for each of these grants, the exercise price per share of common stock and option expiration date.

OPTION GRANTS IN 2005 FISCAL YEAR

Name	Number of Securities Underlying Options(#)	% of Total Options Granted to Employees in 2005	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Price Appreciation for Options
					5%*	10%*
Michael S. Hedge	75,000	22.7%	$2.20	06/30/15	$45,586	$100,734
J. Max Waits	50,000	15.2	2.20	06/30/15	30,391	67,156
Deborah Ryan	12,500	3.8	2.42	06/30/10	8,358	18,468
Dennis Ryan	12,500	3.8	2.42	06/30/10	8,358	18,468
Patrick B. Fox	12,500	3.8	2.20	06/30/15	7,598	16,789

*	The dollar amounts under these columns are the result of calculations at the 5% appreciation and 10% appreciation rates of our common stock for the full term of the options as required by the Securities and Exchange Commission (“SEC”). The dollar amounts presented are not intended to forecast possible future appreciation, if any, of the price of our common stock.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

The following table sets forth, for each of our named executive officers, the total number of shares of common stock underlying unexercised options and the aggregate dollar value of unexercised, in-the-money options, separately identifying the exercisable and unexercisable options. No options were outstanding or exercised by any named executive officer in 2004.

AGGREGATED OPTION EXERCISES IN 2005

FISCAL YEAR AND FY-END OPTION VALUES

	Number of Shares Underlying Unexercised Options at December 31, 2005	Value of Unexercised In-the-Money Options at FY- End ($)*
Name	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Michael S. Hedge	— /75,000	— / —
J. Max Waits	— /50,000	— / —
Deborah Ryan	— /12,500	— / —
Dennis Ryan	— /12,500	— / —

*	These values represent the excess, if any, of the fair market value of the shares of common stock subject to options on December 31, 2005 over the respective option prices.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 28, 2006 about our common stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	302,250	$2.22	197,750
Equity compensation plans not approved by security holders	—	—	—

Total	302,250	2.22	197,750

Director Compensation

During the fiscal year ended December 31, 2004, our directors did not receive compensation for their services except for the reimbursement for reasonable out-of-pocket expenses in attending meetings. In November 2005, the Board adopted a Director Compensation Plan. In accordance with that plan, for the fiscal year ended December 31, 2005, our non-employee directors (“Independent Directors”) each received cash compensation of $8,750 ($25,000 annualized) for services rendered in their capacity as Board members. In addition, the Audit Committee chairperson and the Governance, Compensation and Nominating Committee chairperson received $3,750 ($15,000 annualized) and $1,250 ($5,000 annualized), respectively. Members of the Audit Committee and the Governance, Compensation and Nominating Committee, other than the Chairperson, received $938 ($3,750 annually) and $313 ($1,250 annually), respectively. In addition, each Independent Director received $25,000 of our common stock (12,376 shares) in 2005 and is entitled to receive $12,500 of our common stock in each subsequent year thereafter. Aggregate cash compensation paid to Board members in 2005 was $33,750. The Director Compensation Plan provides for total annual board member compensation, including common stock, of $180,000.

Employment Agreements

On October 15, 2004, we entered into an employment agreement with Michael S. Hedge. Mr. Hedge serves as our Chief Executive Officer. The employment agreement provides for an annual base salary of $225,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 75,000 shares of our common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Hedge is terminated as a result of a change in control of our company, we are obligated to continue paying Mr. Hedge’s base salary for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were the shareholders of our company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of our company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of our assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Hedge is entitled to receive twelve months salary at the rate then in effect.

On October 15, 2004, we entered into an employment agreement with Deborah Ryan. Ms. Ryan serves as Executive Vice President of Datrek Brand Management. The employment agreement provides for an annual base salary of $150,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 12,500 shares of our common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Ms. Ryan is terminated as a result of a change in control of our company, we are obligated to continue paying Ms. Ryan’s base salary for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were the shareholders of our company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of our company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of our assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Ms. Ryan is entitled to receive twelve months salary at the rate then in effect.

On October 15, 2004, Datrek entered into an employment agreement with Dennis Ryan. Mr. Ryan serves as the President of the Off-Course Division of Datrek. The employment agreement provides for an annual base salary of $150,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 12,500 shares of our common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Ryan is terminated as a result of a change in control of Datrek, Datrek is obligated to continue paying Mr. Ryan’s base salary for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were the shareholders of Datrek immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of Datrek in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes a liquidation or dissolution of Datrek or the sale of all or substantially all of the assets of Datrek. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Ryan is entitled to receive twelve months salary at the rate then in effect.

On June 15, 2005, we entered into an employment agreement with J. Max Waits. Mr. Waits serves as our Executive Vice President and Chief Operating Officer. The employment agreement provides for an annual base salary of $180,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 50,000 shares of our common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Waits is terminated as a result of a change in control of our company, we are obligated to continue paying Mr. Waits’ base salary for a period of one year following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were our shareholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of our company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of our assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Waits is entitled to receive twelve months salary at the rate then in effect.

On January 9, 2006, we entered into an employment agreement with Randall J. Frapart. Mr. Frapart serves as our Executive Vice President and Chief Financial Officer. The employment agreement provides for an annual base salary of $180,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 50,000 shares of our common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Frapart is terminated as a result of a change in control of our company, we are obligated to continue paying Mr. Frapart’s base salary for a period of 12 months following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were our shareholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of our company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of our assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Frapart is entitled to receive twelve months salary at the rate then in effect.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2006, with respect to (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each of our executive officers and directors; and (3) all of our directors, executive officers and designated stockholders as a group. Beneficial ownership includes any securities that a person has a right to acquire within 60 days from options, warrants, conversion or similar obligations. The total amount of common stock issued and outstanding is 6,398,239 on March 28, 2006. Unless otherwise indicated, the business address of each person listed is 835 Bill Jones Industrial Drive, Springfield, TN 37172.

Name	Shares Beneficially Owned	Percent of Shares Outstanding
Stanford International Bank Ltd. (1)	5,830,000	71.9%
Ryan Holdings, Inc.(2) (f/k/a Datrek Professional Bags, Inc.)	1,100,000	17.2
Michael S. Hedge	1,500	*
J. Max Waits	—	*
Randall J. Frapart	—	*
Osmo A. Hautanen	12,376	*
Richard M. Gozia	12,876	*
Christopher J. Holiday	12,376	*
Deborah Ryan (2)	—	*
Dennis Ryan (2)	—	*
All executive officers, directors and designated stockholders as a group (10 persons)	6,969,128	86.0%

*	Less than 1%.
(1)	Based on 8,208,239 shares of our issued and outstanding common stock (assuming conversion of all preferred stock) at March 28, 2006.

(2)	Beneficial stockholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056. Includes 500,000 shares of common stock issuable upon the conversion of series A preferred stock, 1,100,000 shares of common stock issuable upon conversion of series B preferred stock and 105,000 shares of common stock issuable upon exercise of warrants.
(3)	Does not include 1,100,000 shares of common stock owned by Ryan Holdings, Inc. Ryan Holdings, Inc. is owned by Dennis and Deborah Ryan.

Item 12. Certain Relationships and Related Transactions

On October 15, 2004, Datrek Miller, Datrek Professional Bags, Inc., a Tennessee corporation (“DPB”) and the shareholders of DPB entered into an asset purchase agreement in which Datrek Miller agreed to purchase substantially all of the assets and assume substantially all of the liabilities of DPB for an aggregate purchase price of $6,471,000 consisting primarily of cash, promissory notes, and 1.1 million shares of our common stock, subject to the conditions of the agreement (the “Datrek Purchase Agreement”).

Under the Datrek Purchase Agreement, Ryan Holdings, Inc., the successor of DPB, is entitled to a contingent payment of up to $1.0 million based on the assembly and distribution of certain golf bags. We are required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. The amount of the contingent payment is based on orders for golf bags of Wilson Sporting Goods Co. (“Wilson”) and any other golf bag manufacturer with which we enter agreements for assembly and shipment of golf bags during the five-year term of the earnout. We are required to pay $1.25 per golf bag assembled according to the manufacturer’s instructions and $1.25 per golf bag shipped according to the manufacturer’s instruction. We are not required to make the contingent payment unless we have received payment for the services provided. Our obligation to continue making contingent payments expires on the earlier of the expiration of the 5-year period or upon payment of the total contingent payment of $1.0 million. Payments made under the earnout were $136,920 and $26,227 in 2005 and 2004, respectively.

We agreed to pay Ryan Holdings, Inc. a contingent payment with respect to sales of golf bags bearing the Wilson and NFL trademarks under a distribution agreement, dated August 25, 2005, with Wilson in the amount of $1.25 per golf bag sold to our customers during the period of October 1, 2005 through September 30, 2008.

On October 15, 2004, Miller Acquisition, Inc., (“MAI”) a Florida corporation and wholly owned subsidiary of GAI and Miller Golf Company, LLC (“MGC”) entered into an asset purchase agreement in which MAI agreed to purchase all of the assets of MGC for an aggregate purchase price consisting of 1,500,000 shares of our common stock, subject to the conditions of that agreement (the “Miller Purchase Agreement”). MGC was 95% owned by Stanford.

Pursuant to a Securities Purchase Agreement dated October 15, 2004, SVCH made an aggregate cash investment of $4,500,000 in our company. For its aggregate investment, SVCH received 2,250,000 shares of our common stock. At December 31, 2004, SVCH had purchased and paid for 1,970,000 shares with the balance of 280,000 shares purchased on January 13, 2005. This purchase of shares was contingent upon the acquisition of Miller and Datrek.

At December 31, 2005, we had a short-term note and a long-term note payable to the former shareholders of DPB. The original short-term obligation was a non interest-bearing note in the amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004, and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December 2004 installments were deferred until January 2005 and were due on demand. The December 15, 2004 scheduled payment of $560,000 was made on January 3, 2005. The remaining balance of $1,120,000 was rescheduled for payment on August 31, 2005 with interest at 10% per annum payable monthly. On September 6, 2005 a payment in the amount of $370,000 was made against the note. The remaining balance of $750,000 was rescheduled for payment on or before January 31, 2006 with interest at 10% per annum payable monthly and remains unpaid and due on demand with interest at 10% payable monthly. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008.

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we authorized preferred stock in which Stanford may exchange the Debenture for Series A preferred stock at a ratio of $2.00 per share. The preferred stock is convertible on a two-for-one basis into shares of our common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.002 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of our Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock or $8,000,000 and issuance of 5-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement two shares of Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Under the terms of the Purchase Agreement through December 31, 2005, Stanford has acquired 1,500,000 shares of Series B Preferred Stock and Warrants to purchase 450,000 shares of our common stock for $3,000,000. Stanford has assigned half of all Warrants issuable under the Purchase Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. Warrants to purchase 450,000 shares of our common stock were exercised in November 2005.

During January and February 2006, Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of our common stock for $1,400,000. Stanford has assigned 105,000 Warrants to five employees of an affiliate pursuant to a warrant assignment agreement.

Our property and facilities, including our principal executive offices, assembly, warehousing and distribution center, are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this property and facility, which includes approximately 14.06 acres pursuant to a 7-year triple net lease beginning October 18, 2004 entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $51,732 adjusted annually for changes in the applicable Consumer Price Index.

Item 13.	Exhibits.
(a)	Documents filed as part of this Form 10-KSB.

2.1	Agreement and Plan of Merger dated as of October 15, 2004 among our company, the principal stockholder of our company and GAI. (1)

4.1	8% Subordinated Convertible Debenture, dated July 18, 2005, issued by our Company in the name of Stanford. (2)

4.2	Warrants, dated July 18, 2005, to purchase 600,000 shares of common stock of our Company issued in the name of Stanford. (2)

10.1	Securities Purchase Agreement dated as of October 15, 2004, between Datrek and SVCH. (1)

10.2	Lock-Up Agreement dated as of October 15, 2004, among Datrek, DPB and SVCH. (1)

10.3	Shareholders’ Agreement dated as of October 15, 2004, among Datrek, DPB and SVCH. (1)

10.4	Asset Purchase Agreement dated as of October 15, 2004, among Datrek, DPB and Dennis and Deborah Ryan.(1)

10.5	Asset Purchase Agreement dated as of October 15, 2004, between Miller and MGC. (1)

10.6	Lease Agreement dated as of October 15, 2004, between Datrek and DPB. (1)

10.7	Stock Purchase Agreement dated as of October 15, 2004, between our company and Croft Investments Limited Partnership. (1)

10.8	Stock Purchase Agreement dated as of October 15, 2004, between our company and Andora Investments Limited Partnership. (1)

10.9	Stock Purchase Agreement dated as of October 15, 2004, between our company and Nahara Group, Inc. (1)

10.10	Stock Purchase Agreement dated as of October 15, 2004, between John D. Harris and our company. (1)

10.11	Loan and Security Agreement dated as of October 15, 2004, among FCC, LLC d/b/a First Capital, Datrek and Miller. (1)

10.12	Guaranty of our company dated as of October 15, 2004. (1)

10.13	Employment Agreement dated as of October 15, 2004, between Michael S. Hedge and our company. (1)

10.14	Employment Agreement dated as of October 15, 2004, between Deborah Ryan and our company. (1)

10.15	Employment Agreement dated as of October 15, 2004, between Dennis Ryan and Datrek. (1)

10.16	First Amendment to Loan Agreement dated as of March 22, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller. (4)

10.17	Waiver and Second Amendment to Loan Agreement dated as of April 14, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller. (4)

10.18	Third Amendment to Loan Documents, dated June 2, 2005, by and between our Company and FCC, LLC. (5)

10.19	Employment Agreement dated as of June 1, 2005, between J. Max Waits and our company. (5)

10.20	Waiver Agreement, dated August 12, 2005, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company. (5)

10.21	Preferred Stock Purchase Agreement dated as of November 30, 2005, by and between our Company and Stanford. (6)

10.22	Warrant Assignment Agreement dated as of November 30, 2005, by and among Stanford, Daniel Bogar, Ronald Stein, William Fusselmann, Osvaldo Pi, and Charles Weiser. (6)

10.23	Registration Rights Agreement dated as of November 30, 2005, by and among DMI, Stanford, Daniel Bogar, Ronald Stein, Ovaldo Pi, William Fusselmann, and Charles Weiser. (6)

10.24	Securities Purchase Agreement, dated as of July 18, 2005, between our Company and Stanford. (2)

10.25	Registration Rights Agreement, dated as of July 18, 2005, between our Company and Stanford. (2)

10.26	Warrant Assignment Agreement, dated as of July 18, 2005, among Stanford, Daniel T. Bogar, Ronald M. Stein, William M. Fusselmann and Osvaldo Pi. (2)

10.27	Employment Agreement dated as of January 9, 2006, between Randall J. Frapart and our company. (7)

10.28	Waiver and Sixth Amendment to Loan and Security Agreement dated March 13, 2006, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company.

10.29	Waivers of Stanford International Bank Ltd.

14.0	Code of Ethics (4)

16.1	Letter from Earl M. Cohen C.P.A., P.A. (former independent accountant). (3)

21	Subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on October 21, 2004.
(2)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 21, 2005.
(3)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 3, 2004.
(4)	Previously filed on Form 10-KSB Annual Report with the Securities and Exchange Commission on April 27, 2005.
(5)	Previously filed on Form 10-QSB Quarterly Report with the Securities and Exchange Commission on August 15, 2005.
(6)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 6, 2005.
(7)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on January 9, 2006.

Item 14. Principal Accountant Fees and Services

Fees to Auditors.

Years ended December 31, 2005 and 2004

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 and 2004 were $138,000 and $348,000, respectively.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2005 and 2004 was $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2005 and 2004 was $-0-.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006

DATREK MILLER INTERNATIONAL, INC.

By:	/s/ Michael S. Hedge
Michael S. Hedge
Chief Executive Officer

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2006.

SIGNATURE	TITLE

/s/ Michael S. Hedge	Director, Chairman of the Board
Michael S. Hedge

/s/ Richard M Gozia	Director
Richard Gozia

/s/ Osmo A. Hautanen	Director
Osmo A. Hautanen

/s/ Christopher J. Holiday	Director
Chris Holiday

/s/ Deborah Ryan	Director
Deborah Ryan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Datrek Miller International, Inc. and Subsidiaries

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Datrek Miller International, Inc.

We have audited the accompanying consolidated balance sheet of Datrek Miler International, Inc and Subsidiaries (“the Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datrek Miller International, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York

March 3, 2006, except for note 17 which is as of March 28, 2006

Datrek Miller International, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2005

ASSETS
Current assets:
Cash	$1,135,389
Accounts receivable, net of allowance of $591,000	4,741,104
Inventories, net	4,992,091
Prepaid expenses	531,002
Other receivables	58,514

Total current assets	11,458,100

Property and equipment, net	874,621
Intangibles, net of accumulated amortization of $690,000	2,088,525
Goodwill	361,503
Other assets	2,414

Total assets	$14,785,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$4,018,121
Note payable to related party	750,000
Accounts payable and accrued liabilities	3,870,285
Interest payable and accrued liabilities to related party	263,986

Total current liabilities	8,902,392

Note payable to related party	3,200,000
Accrued pension liability, less current portion	438,856

Total liabilities	12,541,248

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $.001 par value; authorized 1,000,000 shares; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000
Series B Preferred stock, $.001 par value; authorized 4,000,000 shares; 1,500,000 shares issued and outstanding (Liquidation preference $3,000,000)	1,500
Common stock, $.001 par value; authorized 500,000,000 shares; 6,398,239 shares issued and outstanding	6,398
Additional paid-in capital	12,733,214
Accumulated deficit	(10,498,197)

Total stockholders’ equity	2,243,915

Total liabilities and stockholders’ equity	$14,785,163

See accompanying Notes to Consolidated Financial Statements.

Datrek Miller International, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended December 31,
	2005	2004
Net sales	$26,691,378	$9,343,075

Cost of sales	19,943,784	7,929,566

Gross margin	6,747,594	1,413,509

Operating expenses
Sales and marketing	6,930,920	3,231,158
General and administrative (including non-cash compensation of $111,000 in 2005 and $99,000 in 2004)	4,773,316	3,870,480

Total operating expenses	11,704,236	7,101,638

Loss from operations	(4,956,642)	(5,688,129)

Other income (expense)
Interest expense (includes $1,383,690 and $457,317 for related parties for the years ended December 31, 2005 and 2004, respectively)	(1,962,464)	(534,255)
Other income	26,816	14,297

Net other expense	(1,935,648)	(519,958)

Net loss	$(6,892,290)	$(6,208,087)

Basic and diluted net loss per share	$(1.21)	$(2.86)

Basic and diluted weighted-average common shares outstanding	5,698,922	2,166,642

See accompanying Notes to Consolidated Financial Statements.

Datrek Miller International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficiency) Equity

Years Ended December 31, 2005 and 2004

	Series A&B Preferred Stock Shares	Series A&B Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 1, 2004	—	$—	1,500,000	$1,500	$(1,500)	$(3,109,979)	$(3,109,979)

Sale of common stock- Stanford	—	—	1,970,000	1,970	3,938,030	—	3,940,000
Common shares issued- Datrek Professional Bags acquisition	—	—	1,100,000	1,100	394,900	—	396,000
Common shares issued for services	—	—	275,000	275	98,725	—	99,000
Acquired equity at merger of Greenhold Group, Inc	—	—	136,091	136	19,114	—	19,250
Legal fees paid at merger on behalf of the Company by Stanford	—	—	—	—	125,000	—	125,000
Recapitalization of Miller deficit at merger, October 2004	—	—	—	—	(5,712,159)	5,712,159	—
Forgiveness of Miller debt at merger by Stanford	—	—	—	—	7,157,245	—	7,157,245
Exercise of warrants	—	—	200,000	200	71,800	—	72,000
Net loss	—	—	—	—	—	(6,208,087)	(6,208,087)

Balance at December 31, 2004	—	—	5,181,091	5,181	6,091,155	(3,605,907)	2,490,429
Common shares issued for services	—	—	187,148	187	110,813	—	111,000
Sale of common stock- Stanford	—	—	280,000	280	559,720	—	560,000
Subordinated Convertible Debenture issued at a discount- Stanford	—	—	—	—	974,026	—	974,026
Exercise of warrants	—	—	750,000	750	—	—	750
Subordinated Convertible Debenture exercised for Series A Preferred- Stanford	1,000,000	1,000	—	—	1,999,000	—	2,000,000
Sale of Series B Preferred- Stanford	1,500,000	1,500	—	—	2,998,500	—	3,000,000
Net loss	—	—	—	—	—	(6,892,290)	(6,892,290)

Balance at December 31, 2005	2,500,000	$2,500	6,398,239	$6,398	$12,733,214	$(10,498,197)	$2,243,915

See accompanying Notes to Consolidated Financial Statements.

Datrek Miller International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,892,290)	$(6,208,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769,937	235,500
Amortization of loan fees	50,000	10,447
Common stock issued for services	111,000	99,000
Discount on convertible debt	974,026	—
Inventory write-offs	—	567,000
Legal services contributed by a related party	—	37,000
Loss on disposal of equipment	—	395,276
Bad debt expense	217,955	117,083
Changes in assets and liabilities:
Accounts receivable	(874,428)	(220,626)
Inventories	747,307	(670,282)
Prepaid expenses	(71,797)	(44,621)
Other assets	38,845	23,446
Other receivables	23,179	(55,477)
Other receivables from related parties	147,269	(658)
Accounts payable and accrued liabilities	(158,694)	2,217,018
Interest payable and accrued liabilities to related parties	209,970	—

Net cash used in operating activities	(4,707,721)	(3,497,981)

Cash flows from investing activities:
Purchase of property and equipment	(379,106)	(157,294)
Payment of contingent acquisition royalty	(146,747)	—
Payment for Datrek Professional Bags, net of cash acquired of $97,389	—	(377,611)
Proceeds from reverse merger	—	19,250

Net cash used in investing activities	(525,853)	(515,655)

Cash flows from financing activities:
Net (payments) borrowings under credit facility	(303,395)	2,650,241
Release (payment) of restricted cash credit facility	700,000	(700,000)
Net (payments) borrowings from finance company	(21,560)	7,558
Repayment of notes to related parties (former Datrek shareholders)	(930,000)	(560,000)
Exercise of warrants	750	200
Sale of preferred stock- Stanford	5,560,000	3,940,000

Net cash provided by financing activities	5,005,795	5,337,999

Net (decrease) increase in cash and cash equivalents	(227,779)	1,324,363
Cash, beginning of year	1,363,168	38,805

Cash, end of year	$1,135,389	$1,363,168

See accompanying Notes to Consolidated Financial Statements.

Datrek Miller International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2005	2004
Supplemental disclosures of cash flow information:
Interest paid	$823,000	$53,000
Income taxes paid	$42,000	$1,000

Supplemental disclosures of non cash investing and financing activities:
Forgiveness of debt by Stanford:
Accounts payable and accrued liabilities	$—	$1,242,245
Line of credit	—	5,115,000
Note obligations	—	800,000

Total forgiveness of debt	$—	$7,157,245

Net assets acquired and liabilities assumed of DPB:
Total purchase price	$—	$6,471,000
Less: cash consideration paid	—	(475,000)

Non-cash consideration	$—	$5,996,000

Note Payable- Ryan Holdings	—	$5,440,000
Common stock issued	—	396,000
Acquisition costs ($72,000 for warrants and $88,000 for legal services paid by Stanford)	—	160,000

Allocation of non-cash consideration	$—	$5,996,000

Conversion of convertible debenture	$2,000,000	$—

Discount of convertible debenture:
Debt discount	$662,013	$—
Beneficial conversion factor	312,013	—

Total discount of convertible debenture	$974,026	$—

See accompanying Notes to Consolidated Financial Statements.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Datrek Miller International, Inc. (“Datrek Miller”), through its wholly owned subsidiaries Datrek Professional Bags, Inc. (“Datrek”) and Miller Golf Company (“Miller”), manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course golf pro shops and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers mainly in the United States and Canada. The Company is based and conducts all of its operations in Springfield, TN.

Datrek Miller is the successor to Greenhold Group, Inc., (“GGI”) (a public company) which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, Datrek Miller entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into Datrek Miller. On October 25, 2004, GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). SVCH, prior to this transaction, was the 95% owner of MGC. In connection with the merger, Stanford Venture Capital Holdings Inc. (“SVCH”) agreed to purchase 2,250,000 shares of Datrek Miller’s common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became our controlling stockholder. Accordingly, the acquisition of Miller by Datrek Miller was accounted for as a reverse merger. The acquisition of Datrek was accounted for as a business combination.

On October 25, 2004, Datrek Miller effected a one-for-thirty-five reverse split of its common stock. On December 5, 2005, the Company effected a one-for-two reverse split of its common stock. All common share and per share amounts presented in this Annual Report have been retroactively adjusted to reflect both the one-for-thirty-five and the one-for-two reverse stock splits.

Since the completion of the transaction described above, SVCH has transferred its interests in Datrek Miller to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with Datrek Miller whereby it has invested an aggregate of $5,000,000, and currently owns 70.3% of Datrek Miller’s issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2005.

Liquidity

The Company has incurred losses from operations of $5.0 million and $5.7 million for the years ended December 31, 2005 and 2004, respectively. In addition, the Company was not in compliance with its change of control, fixed charge coverage and salary covenants with respect to its line of credit facility at December 31, 2005. On March 13, 2006, the Company amended the loan agreement and negotiated the waiver of its covenants (Waiver and Sixth Amendment) through December 31, 2005. In connection with the amendment of the loan agreement, the terms were extended for an additional three-year period, through October 2009 and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate decreased by 1% from prime (7.25% at December 31, 2005) plus 2.5% to prime plus 1.5%. The facility was amended, subject to an annual administration fee of $75,000 payable on the anniversary date. The facility continues to carry a monthly maintenance fee of $2,000 and interest is payable monthly. The restricted cash of $700,000 that was formerly held by FCC, LLC (“FCC”) was released and is included in cash as of December 31, 2005 in the accompanying balance sheet. Management believes it will be able to maintain compliance with the amended covenants commencing with the quarter ended March 2006, however there can be no assurance that the Company will be able to do so.

Management believes cash balances on hand and cash generated from operations plus proceeds from the sale of preferred stock will be sufficient to fund the business requirements during 2006. If necessary, the Company may seek to restructure its existing debt and/or raise capital through the future issuance of stock and/or debt.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Closure of Facility

During the fourth quarter of 2004, as a result of the merger in October 2004, Miller’s operations in Rockland, MA were transferred to Datrek’s facility in Springfield TN. The closure resulted in a charge of $2.4 million which was comprised of the following:

Item	Amount
Severance and payroll	$567,000
Pension obligation	462,000
Inventory write-offs	567,000
Loss on disposal of fixed assets	410,000
Other operating expenses	394,000

Total	$2,400,000

The inventory write-offs of $ 567,000 were charged to cost of sales and the remaining charges of $1,833,000 were charged to general and administrative expenses.

Significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

At December 31, 2005, the consolidated financial statements include the accounts of Datrek Miller and its wholly-owned subsidiaries, Datrek and Miller. The results of operations of Datrek have been included since October 15, 2004, the date of the merger. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years. Actual results could differ from those estimates.

Cash-Restricted

On October 18, 2004, the Company obtained a demand line of credit facility with FCC, LLC (“FCC”) and was required to maintain a cash reserve of $700,000 (see note 7). Restricted cash was unavailable for the Company to use until certain contractual terms and conditions of the credit facility were met. The facility was amended in March 2006 and the restricted cash of $700,000 was released to the Company.

Allowance for Doubtful Accounts Receivable

Accounts receivable is reduced by an estimated allowance for doubtful accounts. If the financial condition of the Company’s customers were to materially deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The allowance for doubtful accounts totaled $591,000 at December 31, 2005.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Inventories

Inventories are stated at the lower of cost (as determined on the first-in, first-out method) or market. Reserves for slow moving and obsolete inventories are provided for based on historical experience and product demand.

Property and Equipment

Property and equipment are reported at cost and include improvements that significantly add to utility or extend useful lives. Cost of maintenance and repairs that does not extend the economic useful life of the related assets are charged to expense as incurred. Assets are depreciated using the straight-line method over their estimated useful lives as presented below by principal classifications:

Asset Class	Depreciable Lives
Computer equipment	3-5 years
Machinery & equipment	10 years
Furniture and fixtures	7 years
Product prototypes	1-3 years

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually (December 31 for DMI), or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Intangibles	Life
Customer List	3 years
Registered Trade Name	7 years

The trademark is registered with the U.S. Patent and Trademark Office and expires in August 2011.

Revenue Recognition

The Company recognizes sales when products are shipped to its customers or when services are rendered. Sales is only recognized for arrangements with customers in which (1) there is persuasive evidence of a contract or agreement which sets forth the terms of the arrangement; (2) services have been rendered; (3) prices are fixed, determinable and agreed upon; and, (4) collectibility is reasonably assured.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Shipping Costs

Net sales include amounts billed to customers for shipping charges which totaled $1,343,000 and $451,000 for the years ended December 31, 2005 and 2004, respectively. The costs associated with shipping goods to customers are recorded as part of cost of sales.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense amounted to $230,000 and $71,000 for the years ended December 31, 2005 and 2004, respectively. These costs are included in sales and marketing expense in the consolidated statements of operations.

Foreign Currency

The Company conducts business with certain customers in Canada. The functional currency of these customers is the Canadian dollar. Any gain or loss from conducting business with these customers is minimal to the Company’s consolidated financial statements.

Fair Value of Financial Instruments

At December 31, 2005, the carrying value of all financial instruments approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

Deferred Debt Issuance Costs

Deferred debt issuance costs of $150,000 are amortized over the lives of the related loans of two years. At December 31, 2005, accumulated amortization of debt issuance costs was $70,833.

Warranty Costs

The Company provides a warranty of one year on all products it sells to cover defects of workmanship and materials. The warranty provides for repair or replacement at the Company’s discretion. The Company estimates its warranty costs based on historical claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. Adjustments are made to the warranty reserve when the actual warranty claim experience differs from the estimates. The warranty reserve is included in other current liabilities and was $50,000 as of December 31, 2005 or 2004.

Concentrations of Credit Risk

In the normal course of business, the Company extends credit to its customers. The Company’s policy is generally not to require collateral or other security from a trade customer to offset potential credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. No one customer accounted for more than 5% of our sales in 2005.

The Company purchases a large percentage of its products from Asia Pacific vendors. Of these vendors, three vendors represented approximately 41%, 7%, and 7%, respectively of 2005 consolidated purchases.

Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per insured entity. Balances of cash at financial institutions exceeded the limit of $100,000 by $1,178,000 at December 31, 2005.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Stock-Based Compensation

At December 31, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 4. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	2005	2004
Net loss , as reported	$(6,892,290)	$(6,208,087)

Add:
Compensation expense included in net loss	—	—
Less:
Compensation expense pursuant to SFAS 123	(68,227)	(—)

Pro forma net loss	$(6,960,517)	$(6,208,087)

Basic and diluted net income loss per share:

As reported	$(1.21)	$(2.86)

Pro forma	$(1.22)	$(2.86)

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

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share (“EPS”) was the same as basic net loss per share since the inclusion of common stock equivalents would have been antidilutive. Common stock equivalents include shares issuable upon the exercise of stock options and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options and preferred stock were 1,552,250 for 2005 and -0- for 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for small business issuers financial statements for the first annual reporting period beginning after December 15, 2005.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A. “Modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. B. “Modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) beginning January 1, 2006 using the modified prospective method. The impact of this Statement will require the Company to record a charge for the fair value of its stock options over the vesting period in the consolidated financial statements.

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”) that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-6 (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note 2. Inventories, Net

Inventories at December 31, 2005 are summarized as follows:

Raw materials	$1,810,625
Work in progress	71,993
Finished goods	3,515,456

5,398,074
Reserve for slow-moving and obsolete inventories	(405,983)

Total	$4,992,091

Note 3. Property and Equipment, net

Property and equipment at December 31, 2005 is summarized as follows:

Machinery and equipment	$583,059
Furniture and fixtures	347,390
Leasehold improvements	75,595
Product prototypes	108,682

1,114,726
Less: Accumulated depreciation	(400,000)

714,726
Construction in progress of fixtures and product prototypes	159,895

Total property and equipment, net	$874,621

Depreciation expense totaled $225,817 and $139,398 for the years ended December 31, 2005 and 2004, respectively.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Note 4. Employee Stock Options

On June 22, 2005 the Board of Directors approved the adoption of the Company’s 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). The Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company’s common stock to directors, officers and certain other employees of the Company. The Plan allows the Company to issue both non-qualified stock options and incentive stock options to qualified directors, officers and employees.

Options to purchase 329,750 shares, with lives of 5- and 10-years, vesting ratably over a three year period, were issued on July 1, 2005 to a group of eligible recipients under terms of the Plan. These options have exercise prices of $2.20 and $2.42. The weighted average fair value per share of these options was estimated to be $1.31 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period. Option activity was as follows for the year ended December 31, 2005. There were no options outstanding as of December 31, 2004.

	2005
	Shares	Weighted- Average Exercise price
Outstanding at beginning of year	—	$—
Granted	329,750	2.22
Forfeited/Cancelled	(27,500)	2.20

Outstanding at end of year	302,250	2.22

Exercisable at year-end	—	—

Shares available for issuance under the Plan were 197,750 as of December 31, 2005.

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

2005 Grants
Dividend yield	0%
Weighted average expected life	3.0 years
Weighted average risk-free interest rate	3.77%
Expected volatility	91.00%

A further summary of options outstanding at December 31, 2005, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years
$ 2.20	277,250	9.5
$ 2.42	25,000	4.5

	302,250

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Note 5. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired Datrek and recorded intangibles including a customer list and a registered tradename. The total consideration paid for Datrek’s net assets was $6,471,000 and included $2,632,000 of intangible assets. Additionally, the former stockholders of Datrek may receive a future royalty as contingent consideration based on assembly and distribution of certain products under service agreements of up to $1,000,000 over the next five years (“Datrek Royalty”). The Company is capitalizing as an intangible the Datrek Royalty in the period in which the Datrek Royalty is incurred and is amortizing the Datrek Royalty over the remaining term of the service agreement. The following is a summary of intangible assets at December 31, 2005:

Description	Cost	Accumulated Amortization	Net Asset	2005 Amortization	2004 Amortization
Customer List	$819,000	$330,750	$488,250	273,000	57,750

Registered Trade Name	1,813,000	326,569	1,486,431	288,217	38,352

Datrek Royalty	146,747	32,903	113,844	32,903	—

Total	$2,778,747	$690,222	$2,088,525	$594,120	$96,102

Based on the carrying amount of the intangible assets as of December 31, 2005, the amortization expense for the next five years and thereafter is estimated as follows:

Year Ended	Amount
2006	$581,310
2007	523,560
2008	308,016
2009	270,264
2010	270,264
Thereafter	135,111

Total	$2,088,525

On October 15, 2004 the Company recorded goodwill for its purchase of its Datrek subsidiary in the amount of $361,503. The Company has determined there has been no impairment as of December 31, 2005.

Note 6. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility with FCC. The facility was amended on March 13, 2006 (Waiver and Sixth amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million, with the interest rate decreasing by 1% from prime (7.25% at December 31, 2005) plus 2.5% to prime plus 1.5% payable monthly. The facility is further amended, subject to an annual administration fee of $75,000 payable on the anniversary date and continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to the Company. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

other assets of the Company. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2005, the balance of the line of credit was $4.1 million. The line of credit from FCC requires the Company to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance with the change of control, fixed charge and maximum salary covenants and amended the financial covenants for remainder of the term of the facility.

Note 7. Note Payable to Related Party

On October 15, 2004, simultaneous with the Miller acquisition, the Company acquired most of the assets and liabilities of Datrek Professional Bags, Inc., a Tennessee corporation (“DPB”). The purchase price for DPB included among other items, notes payable totaling $5,440,000, consisting of a short-term note payable of $2,240,000 and a long-term note payable of $3,200,000. The shareholders of Ryan Holdings, Inc., the successor of DPB, are Dennis and Deborah Ryan. Deborah Ryan is a director and Executive Vice President of Datrek Brand Management. Dennis Ryan is the President of the Off-Course Division of the Company.

Regarding the unsecured short-term obligation of $2,240,000, $560,000 was paid in November 2004, $560,000 was paid in January 2005 and $370,000 was paid in September 2005. Beginning in January 2005, the note carried interest at 8% per annum payable monthly, increasing to 10% per annum payable monthly in February 2005 and thereafter. The remaining balance of $750,000 was rescheduled for payment on or before January 31, 2006 but was extended and remains due on demand.

The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The Company has an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008.

Future minimum payments for the notes payable to related party are as follows:

Year Ended	Amount
2006	$750,000
2007	3,200,000

Total	$3,950,000

Note 8. Debt and Equity with Stanford

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company authorized preferred stock in which Stanford could exchange the Debenture for Series A preferred stock at a ratio of $2.00 per share. The preferred stock is convertible on a two-for-one basis into shares of Datrek Miller common stock and shall have a liquidation preference of $2.00 per share. Holders of the preferred stock are entitled to vote with the holders of our common stock on all matters. The Company also issued to Stanford five-year warrants (exercisable at $.001 par value per share) to purchase 300,000 shares of the Company’s common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of Datrek Miller common stock were exercised on November 30, 2005. The Company allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon conversion of the Debenture into preferred stock in November 2005.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of Datrek Miller’s Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock or $8,000,000 and issuance of 5-year warrants to purchase up to 1,200,000 shares of Datrek Miller’s common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement each share of Preferred Stock is convertible (based on the stated value of the preferred stock at a $2.00 conversion price) into one half share of Datrek Miller common stock and is entitled to one half vote per share. Under the terms of the Purchase Agreement through December 31, 2005, Stanford had acquired 1,500,000 shares of Series B Preferred Stock and Warrants to purchase 450,000 shares of Datrek Miller common stock for $3,000,000. The Warrants to purchase 450,000 shares of Datrek Miller common stock were exercised in November 2005. The exercise price of the Warrants is $0.001 per share, and the Warrants expire five years from the date of issuance. Stanford has assigned half of all Warrants issuable under the Agreement, including 225,000 of the 450,000 Warrants already issued, to five employees of an affiliate pursuant to a warrant assignment agreement.

Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of the Company’s common stock for $1,400,000 during January and February 2006. Stanford has assigned half of the 210,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity preferred stock, when authorized by the Company, and warrants to purchase an additional 150,000 shares of Datrek Miller common stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be a derivative liability in accordance with the provisions of FASB Statement No, 133.

Stanford is the owner of 70.3% of our issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2005. Stanford is the owner of all of our issued and outstanding preferred stock.

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement by January 17, 2006. Datrek Miller is obligated to register the shares of common stock underlying the Series B Preferred Stock and the warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders.

If Datrek Miller does not file a registration statement on a timely basis or maintain an effective registration statement once it is declared effective, Datrek Miller must issue upon default and each month thereafter that the registration statement is not filed or maintained effective, warrants to purchase a number of shares of common stock equal to the number of shares of preferred stock held by the investors, including Stanford, as liquidating damages. The registration statement does not provide for any cash settlement alternative and the default may only be cured or settled by delivering a fixed number of warrants or shares of our common stock to these shareholders. In March 2006, the Company received a waiver from certain shareholders and Stanford, whereby the provisions regarding liquidating damages have been waived. The registration statement is expected to be filed in April 2006. The shares issuable as liquidated damages are applicable until such time as the shares to be registered may be sold under Rule 144.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Note 9. Income Taxes

As of December 31, 2005, the Company had federal net operating loss carryforwards of $12.2 million expiring in various years through 2025, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established due to the uncertainty as to their realizability in future periods.

The Company’s deferred tax assets and deferred tax liabilities (using a federal corporate income rate of approximately 34%) consisted of the following:

	December 31,
	2005	2004
Deferred tax assets:
Operating loss carryforwards	$4,153,000	$2,049,000
Allowance for doubtful accounts	200,000	149,000
Other	196,000	146,000

Total tax assets	4,549,000	2,344,000

Deferred tax liabilities:
Property and equipment	(59,000)	(61,000)

Subtotal	4,490,000	2,283,000

Valuation Allowance	(4,490,000)	(2,283,000)

Net deferred tax assets	$—	$—

As a result of our significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2005 and 2004. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	December 31,
	2005	2004
Tax benefit at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)%	(6.0)%
Adjustment to change in valuation allowance	40.0%	40.0%

	—	—

Note 10. Stockholders’ Equity

As of December 31, 2005, the Company has authorized 500,000,000 shares of par value $0.001 common stock, with 6,398,239 shares issued and outstanding. Additionally, the Company has authorized 5,000,000 shares of preferred stock, with 1,000,000 shares of Series A convertible preferred stock issued and outstanding and 1,500,000 shares of Series B convertible preferred stock issued and outstanding.

Common stock

The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors. The holders of common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefrom.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of shares of common stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to common stock. All of the outstanding shares of common stock are duly authorized, validly issued, fully paid and nonaccessable.

Preferred Stock

Blank Check Preferred- The Company is authorized to issue shares of preferred stock with such designation, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is authorized, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

Series A Preferred Stock- The Company has designated 1,000,000 shares of its preferred stock as Series A $2.00 convertible preferred stock. There are currently 1,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock is convertible into one half share of common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series A preferred stock, or (2) upon the closing of an underwritten public offering of Datrek Miller common stock registered under the Act at a public offering price equal to exceeding $6.00 per share, which generates aggregate net proceeds to the Company equal to or exceeding $15,000,000.

Series B Preferred Stock- The Company has designated 4,000,000 shares of its preferred stock as Series B $2.00 convertible preferred stock. There are currently 1,500,000 shares of Series B preferred stock issued and outstanding. Each share of Series B preferred stock is convertible into one half share of Datrek Miller common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series B preferred stock, or (2) upon the closing of an underwritten public offering of the Company common stock registered under the Act at a public offering price equal to or exceeding $6.00 per share, which generates aggregate net proceeds to our company equal to or exceeding $15,000,000.

The initial conversion price of the Company’s Series A and B preferred shares is $2.00 per share, subject to adjustment in the event of recapitalization, stock split, dividends or similar events. If at any time the Company shall (1) sell or otherwise issue shares of common stock at a purchase price per share less than the conversion price in effect immediately prior to such issuance, or (2) sell or otherwise issue securities which are convertible into or exercisable for shares of the Company’s common stock at a conversion or exercise price per share less than the conversion price in effect immediately prior to such issuance, then immediately upon such issuance or sale, the conversion price of the Series B preferred shares shall be adjusted to a price equal to the purchase price of the shares of common stock or the conversion or exercise price per share of the securities sold or issued.

Except as otherwise required under Florida law, the holders of the Series A and B preferred stock shall be entitled to vote at any meeting of the stockholders of the Company. Each share of Series A and B preferred stock shall be entitled to one half vote per share.

In the event of liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of the Series A and B preferred stock shall be entitled to receive, prior and before any distribution of the assets shall be made to the holders of any common stock, an amount equal to the stated value per share of Series A and B preferred stock held by each holder.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Warrants

As of December 31, 2005, all warrants issued have been converted into common shares.

Note 11. Equity Transactions

On October 15, 2004, in connection with the acquisition of Datrek, the Company issued 1,100,000 shares of its common stock to Ryan Holdings, Inc. valued at $396,000 ($0.36 per share) as part of the purchase price for the assets of DPB. The shares of common stock issued to Ryan Holdings, Inc. were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On October 15, 2004, the Company issued an aggregate of 1,500,000 shares of its common stock to Stanford representing the purchase price of the assets of Miller. The shares of common stock issued to Stanford were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On October 15, 2004, the Company issued an aggregate of 275,000 shares of its common stock to three entities for services rendered in connection with the merger of GAI with DPB and MGC. These shares were valued at $99,000 ($0.36 per share). The shares of common stock issued to these entities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On October 15, 2004, the Company issued warrants to purchase 200,000 shares of its common stock valued at $72,000, and with an exercise price of $0.001 per share, to four employees of an affiliate of Stanford. The warrants to purchase 200,000 shares of the common stock were exercised. The shares of common stock issued to these individuals were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On October 15, 2004, Stanford agreed to purchase 2,250,000 shares of the Company’s common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005 at $2.00 per share. The shares of common stock issued to Stanford were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company authorized preferred stock in which Stanford could exchange the Debenture for Series A preferred stock at a ratio of $2.00 per share. The preferred stock is convertible on a two-for-one basis into shares of Datrek Miller common stock and shall have a liquidation preference of $2.00 per share. Holders of the preferred stock are entitled to vote with the holders of our common stock on all matters. The Company also issued to Stanford five-year warrants (exercisable at $.001 par value per share) to purchase 300,000 shares of the Company’s common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were also exercised on November 30, 2005. The Company allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon conversion of the Debenture into preferred stock in November 2005.

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of Datrek Miller’s Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock or $8,000,000 and issuance of 5-year warrants to purchase up to 1,200,000 shares of Datrek Miller’s common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement each share of Preferred Stock is convertible into one half share of Datrek Miller common stock and is entitled to one vote per share. Under the terms of the Purchase Agreement through December 31, 2005, Stanford had acquired 1,500,000 shares of Series B Preferred Stock and Warrants to purchase 450,000 shares of our common stock for $3,000,000. The exercise price of the Warrants is $0.001 per share, and the Warrants expire five years from the date of issuance. Stanford has assigned half of all Warrants issuable under the Agreement, including 225,000 of the 450,000 Warrants already issued, to five employees of an affiliate pursuant to a warrant assignment agreement. The Warrants to purchase 450,000 shares of Datrek Miller common stock were exercised in November 2005.

Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of the Company’s common stock for $1,400,000 during January and February 2006. Stanford has assigned half of the 210,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

Note 12. Commitments and Contingencies

The Company leases its offices, storage/warehouse space and certain equipment under operating leases. Rent expense charged to operations totaled $707,000 for 2005 and $535,000 for 2004.

Concurrent with the Datrek acquisition on October 18, 2004, the Company entered into a lease with Ryan Holdings, Inc. (a related party) for the real estate occupied by the Company’s production, distribution, and administration operations. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan. Deborah Ryan is a Director of the Company and Executive Vice President of Datrek Brand Management. Dennis Ryan is the President of the Off-Course Division of the Company. The lease (offices and warehouse) has a term of seven years with an initial annual rent of $593,000, and increases effective October 1 each year. The lease requires the Company to pay property taxes, insurance, maintenance, and utility expenses related to occupancy of the premises. Rent expense charged to operations related to this agreement totaled $598,000 for 2005 and $124,000 for 2004.

Minimum future rental payments under all non-cancelable operating leases having remaining terms in excess of one year are summarized as follows:

Year Ending December 31,	Amount
2006	$694,583
2007	686,159
2008	673,608
2009	651,629
2010 and thereafter	1,184,111

Total	$3,890,090

In March 2005, the Company received notice from the IUE-CWA Pension Fund notifying the Company that it is responsible for funding a pension plan liability relating to Miller in the amount of $462,000, discounted at the annual interest rate of 5.65%. A provision for the full amount has been established and quarterly payments of approximately $9,674 are due through the first quarter of 2025. The first three quarterly payments were made on May 1, August 1, 2005 and November 18, 2005 in connection with this liability.

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Note 13. Defined Contribution Plan

The Company sponsors a combined 401(k) savings and profit sharing plan, which covers substantially all full-time employees. The Company contributes a partial match of employee voluntary contributions. In addition, the plan allows for the Company to make discretionary profit-sharing contributions. Employer matching contributions totaling $101,963 and $15,474 were charged against operations for the years ended December 31, 2005 and 2004, respectively. There were no discretionary profit sharing contributions in 2005 and 2004.

Note 14. Litigation

Incident to our business activities, we may at times be parties to legal proceedings, lawsuits and claims, including the matters specifically noted above. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon the Company’s consolidated financial position or annual results of operations.

Note 15. Related Party Transactions

On October 15, 2004, the Company signed an agreement with Stanford International Bank (Panama), S.A, an affiliate of Stanford, to guarantee an Irrevocable Standby letter of Credit for the Company’s obligations under its long-term note of $3,200,000 to Ryan Holdings Inc. The Company paid a fee of $16,000 for these services during 2004.

The Company had a management agreement with Stanford, whereby the Company was required to pay Stanford $8,333 monthly. Management fees charged to operations were $100,000 in 2004. The management agreement was cancelled in October 2004 and the remaining balance of management fees of $275,000 owed to Stanford was forgiven.

Under the Datrek Purchase Agreement, Ryan Holdings, Inc., the successor of DPB, is entitled to a contingent payment of up to $1.0 million based on the assembly and distribution of certain golf bags. We are required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. The amount of the contingent payment is based on orders for golf bags of Wilson Sporting Goods Co. (“Wilson”) and any other golf bag manufacturer with which we enter agreements for assembly and shipment of golf bags during the five-year term of the earnout. We are required to pay $1.25 per golf bag assembled according to the manufacturer’s instructions and $1.25 per golf bag shipped according to the manufacturer’s instruction. We are not required to make the contingent payment unless we have received payment for the services provided. Our obligation to continue making contingent payments expires on the earlier of the expiration of the 5-year period or upon payment of the total contingent payment of $1.0 million. Payments made under the earnout were $136,920 and $26,227 in 2005 and 2004, respectively.

We agreed to pay Ryan Holdings, Inc. a contingent payment with respect to sales of golf bags bearing the Wilson and NFL trademarks under a distribution agreement, dated August 25, 2005, with Wilson in the amount of $1.25 per golf bag sold to our customers during the period of October 1, 2005 through September 30, 2008.

Note 16. Merger and Pro Forma Information

The following table presents the unaudited pro forma combined results of operations of the Company for 2004 assuming the transactions discussed in Note 1 had been consummated at the beginning of 2004:

Description of Purchase-Statement of Operations

(In thousands, except share and per share amounts)	Pro forma Combined Results December 31, 2004
Net sales	$26,009
Net loss	$(6,445)

Net loss per common share – basic and diluted	$(1.18)

Weighted average common shares outstanding - basic and diluted	5,461,092

Datrek Miller International, Inc.

Notes to Consolidated Financial Statements- Continued

Note 17. Subsequent Events

Stanford Preferred Stock Agreement

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement with Stanford. During January and February 2006, Stanford acquired 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of the Company’s common stock pursuant to the Preferred Stock Purchase Agreement as described in Note 11 for $1,400,000. Stanford has assigned half of the 210,000 Warrants issuable under the agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving facility with FCC. The facility was amended in March 2006 extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million, with the interest rate decreasing by 1% from prime (7.25% at December 31, 2005) plus 2.5% to prime plus 1.5%. The restricted cash of $700,000 that was formerly held by FCC was released to the Company. In March 2006, FCC granted waivers of non-compliance with three covenants and amended the financial covenants for remainder of the term of the facility.

Employment Agreement

On January 9, 2006, the Company entered into an employment agreement with Randall J. Frapart. Mr. Frapart serves as the Company’s Executive Vice President and Chief Financial Officer. The employment agreement provides for an annual base salary of $180,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 50,000 shares of our common stock.

Registration Statement Waivers

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the warrants pursuant to a registration rights agreement by January 17, 2006. The Company is obligated to register the shares of common stock underlying the Series B Preferred Stock and the Warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. On March 28, 2006, the Company received a waiver from certain shareholders and Stanford, whereby the provisions regarding liquidating damages have been waived. The registration statement is expected to be filed in April 2006. The shares issuable as liquidated damages are applicable until such time as the shares to be registered may be sold under Rule 144.

Exhibit No.	Exhibit Description
10.28	Waiver and Sixth Amendment to Loan Agreement dated as of March 13, 2006, by and among FCC, LLC, d/b/a First Capital, Datrek Professional Bags, Inc. and Miller Golf Company.

10.29	Waivers of Stanford International Bank Ltd.

21	Subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.