Form 10QSB
period 2006-04-01
DATREK MILLER INTERNATIONAL, INC.
filed 2006-05-22
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended April 1, 2006

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

Check whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock and preferred stock outstanding on May 19, 2006, was 6,608,239 and 3,450,000, respectively. Unless otherwise specified herein, all common share, warrant and option amounts give effect to a 1-for-2 reverse stock split effective as of December 5, 2005.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

DATREK MILLER INTERNATIONAL, INC.

PART I - Financial Information

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

April 1, 2006

(Unaudited)

ASSETS
Current assets:
Cash	$921,848
Accounts receivable, net of allowance of $507,000	5,419,856
Inventories, net	5,420,872
Prepaid expenses	421,949
Other receivables	53,524

Total current assets	12,238,049

Property and equipment, net	1,225,785
Intangibles, net of accumulated amortization of $837,000	1,962,239
Goodwill	361,503
Other assets	5,163

Total assets	$15,792,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$5,226,409
Accounts payable and accrued liabilities	4,048,268
Interest payable and accrued liabilities to related parties	168,564
Note payable to related party	750,000
Capital lease obligation	25,672

Total current liabilities	10,218,913

Note payable to related party	3,200,000
Capital lease obligation, less current portion	59,023
Accrued pension liability, less current portion	435,571
Minority interest	117,072

Total liabilities	14,030,579

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000
Series B Preferred stock, $.001 par value; 4,000,000 shares authorized; 2,200,000 shares issued and outstanding (Liquidation preference $4,400,000)	2,200
Common stock, $.001 par value; 500,000,000 authorized shares; 6,608,239 shares issued and outstanding	6,608
Additional paid-in capital	14,165,720
Accumulated deficit	(12,413,368)

Total stockholders’ equity	1,762,160

Total liabilities and stockholders’ equity	$15,792,739

See the Accompanying Notes to Condensed Consolidated Financial Statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter ended
	April 1, 2006	April 2, 2005
Net sales	$6,787,899	$6,702,141

Cost of sales	5,150,325	4,553,129

Gross margin	1,637,574	2,149,012

Operating expenses
Sales and marketing	1,957,008	1,566,638
General and administrative	1,396,685	1,249,774

Total operating expenses	3,353,693	2,816,412

Loss from operations	(1,716,119)	(667,400)

Other income (expense)
Interest expense (includes $82,958 and $92,480 for related parties in 2006 and 2005, respectively)	(224,830)	(193,314)
Other income (expense)	25,777	(49,096)

Net other expense, net	(199,053)	(242,410)

Net loss	$(1,915,172)	$(909,810)

Basic and diluted net loss per share	$(.30)	$(.16)

Basic and diluted weighted-average common shares outstanding	6,404,072	5,451,990

See the Accompanying Notes to Condensed Consolidated Financial Statements.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the quarter ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net loss	$(1,915,172)	$(909,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238,635	210,455
Amortization of loan fees	12,501	12,500
Minority interest in DMI/Crellin, LLC	(27,759)	—
Common stock issued for services	—	9,000
Stock based compensation	33,206	—
Bad debts	(84,632)	66,011
Changes in assets and liabilities:
Accounts receivable	(457,161)	(948,243)
Inventories	(309,455)	(160,577)
Prepaid expenses	108,713	(71,022)
Other receivables	4,990	(37,349)
Other assets	(14,740)	9,790
Accounts payable and accrued liabilities	(97,271)	(106,228)
Interest payable and accrued liabilities to related parties	(95,421)	—

Net cash used in operating activities	(2,603,566)	(1,925,473)

Cash flows from investing activities:
Purchase of property and equipment	(282,955)	(109,580)
Payment of contingent acquisition royalty to related party	(20,213)	—

Net cash used in investing activities	(303,168)	(109,580)

Cash flows from financing activities:
Net borrowings under revolving credit facility	1,208,288	1,019,971
Net payments from finance company	—	(21,560)
Net borrowings under capital lease obligation	84,695	—
Repayment of notes to related parties (former Datrek shareholders)	—	(560,000)
Sale of preferred stock—Stanford	1,400,000	—
Sale of common stock—Stanford	—	560,000
Exercise of warrants	210	—

Net cash provided by financing activities	2,693,193	998,411

Net decrease in cash and cash equivalents	(213,541)	(1,036,642)
Cash, beginning of period	1,135,389	1,363,168

Cash, end of period	$921,848	$326,526

Supplemental disclosures of cash flow information:
Interest paid	$332,368	$215,319
Income taxes paid	$22,940	$6,761

Supplemental disclosures of non cash investing and financing activities:
Common stock issued	$—	$36,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

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

Datrek Miller is the successor to Greenhold Group, Inc., (“GGI”) (a public company) which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, Datrek Miller entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into Datrek Miller. On October 25, 2004, GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). Stanford Venture Capital Holdings Inc. (“SVCH”), prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of Datrek Miller’s common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became the controlling stockholder. Accordingly, the acquisition of Miller by Datrek Miller was accounted for as a reverse merger. The acquisition of Datrek was accounted for as a business combination.

On October 25, 2004, Datrek Miller effected a one-for-thirty-five reverse split of its common stock. On December 5, 2005, the Company effected a one-for-two reverse split of its common stock. All common share and per share amounts presented in these Unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect both the one-for-thirty-five and the one-for-two reverse stock splits.

Since the completion of the transaction described above, SVCH has transferred its interests in Datrek Miller to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with Datrek Miller whereby it has invested an aggregate of $6,400,000, and currently owns 71.0% of Datrek Miller’s issued and outstanding common stock (assuming conversion of all preferred stock) at April 1, 2006.

On January 26, 2006, Datrek Miller acquired a 50% ownership interest in DMI / Crellin, LLC (“DMI / Crellin”), a limited liability company established to operate the business and hold the assets of a venture between Datrek Miller and Chatham Plastic Ventures, Inc. (“Chatco”). Chatco is the Company’s largest provider of plastic bag tags and accessories. Datrek Miller has made an aggregate investment through April 1, 2006 of $190,000 in DMI / Crellin; this is part of a $500,000 financing commitment to DMI / Crellin over the next three years. Chatco has been a principal supplier to Datrek Miller for several years. The operations of DMI/Crellin are consolidated with Datrek Miller since the date of acquisition on January 26, 2006.

Liquidity and Capital Resources

The Company incurred net losses of $1.9 million and $0.9 million for the quarters ended April 1, 2006 and April 2, 2005, respectively. In addition, the Company was not in compliance with its change of control, fixed charge coverage and salary covenants with respect to its line of credit facility at December 31, 2005. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the loan agreement including a waiver of these covenants (as set forth in a Waiver and Sixth Amendment) through December 31, 2005. In connection with the amendment of the loan agreement, the term was extended for an additional three-year period, through October 2009 and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate decreased by 1% from prime (7.75% at April 1, 2006) plus 2.5% to prime plus 1.5%. The facility was amended, subject to an annual administration fee of $75,000 payable on the anniversary date. The facility continues to carry a monthly maintenance fee of $2,000 and interest is payable monthly. The restricted cash of $700,000 that was formerly held by FCC was released on April 11, 2006 and is included in cash as of the beginning of the period in the financial statements. On May 19, 2006, FCC granted a waiver of non-compliance that occurred as of April 1, 2006 with respect to the fixed charge coverage covenant.

Management believes cash balances on hand and cash generated from operations in addition to proceeds from the sale of preferred stock will be sufficient to fund the business requirements during 2006. If necessary, the Company may seek to restructure its existing debt and/or raise capital through the future issuance of its securities.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant accounting policies are as follows:

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share (“EPS”) was the same as basic net loss per share since the inclusion of common stock equivalents would have been anti-dilutive. Common stock equivalents include shares issuable upon the exercise of stock options and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options and preferred stock were 1,967,750 at April 1, 2006 and -0- at April 2, 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized as non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values. The non cash compensation expense for the quarter ended April 1, 2006 was $33,206. As of April 1, 2006, there was $300,524 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan that is expected be recognized between April 2006 through June 2006. For the quarter ended April 2, 2005, there were no unvested stock compensation.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R. The Company had no options outstanding at April 1, 2005.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Datrek Miller’s wholly owned subsidiaries, Datrek, Miller, DMI Multimedia, LLC that was formed on March 29, 2006, and DMI / Crellin which was acquired on January 26, 2006 and is owned 50% by the Company. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended April 1, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 31, 2006.

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The first quarter of 2006 and 2005 ended on April 1 and April 2, respectively.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2. Inventories, net

Inventories at April 1, 2006 are summarized as follows:

Raw materials	$1,687,499
Work in progress	170,082
Finished goods	3,969,274

5,826,855
Reserve for slow-moving and obsolete inventories	(405,983)

Total	$5,420,872

Note 3. Property and Equipment, net

Property and equipment at April 1, 2006 is summarized as follows:

Machinery and equipment	$736,658
Furniture and fixtures	714,755
Leasehold Improvements	90,595
Product prototypes	108,682

1,650,690
Less: Accumulated depreciation	(465,305)

1,185,385
Construction in progress of fixtures and product prototypes	40,400

Total property and equipment, net	$1,225,785

Depreciation expense totaled $92,136 and $56,686 for the three month periods ended April 1, 2006 and April 2, 2005, respectively.

Note 4. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired Datrek and recorded intangibles including a customer list and a registered tradename. The total consideration paid for Datrek’s net assets was $6,471,000 and included $2,632,000 of intangible assets and $361,503 of goodwill. Additionally, the former stockholders of Datrek may receive a future royalty as contingent consideration based on assembly and distribution of certain

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

products under service agreements of up to $1,000,000 over terms ranging from three to five years (“Datrek Royalty”). The Datrek Royalty earned through April 1, 2006 is $166,960. The Company is capitalizing as an intangible the Datrek Royalty in the period in which the Datrek Royalty is incurred and is amortizing the Datrek Royalty over the remaining terms of the service agreement. The following is a summary of intangible assets:

	At April 1, 2006			Amortization for the Quarter Ended
Description	Cost	Amortization	Net Asset	April 1, 2006	April 1, 2005
Customer List	$819,000	399,000	420,000	68,250	$68,250
Registered Trade Name	1,813,000	394,135	1,418,865	67,566	85,519
Datrek Royalty	166,960	43,586	123,374	10,683	—

Total	$2,798,960	836,721	1,962,239	146,499	$153,769

On October 15, 2004 the Company recorded goodwill for its purchase of its Datrek subsidiary in the amount of $361,503.

Note 5. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility from FCC for a two-year term renewable annually. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased by 1% from prime (7.75% at April 1, 2006) plus 2.5%, to prime plus 1.5%, payable monthly. The facility is also subject to an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to the Company on April 11, 2006 and is included in cash in the accompanying balance sheet. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other assets of the Company. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At April 1, 2006, the balance of the line of credit was $5.2 million. The line of credit from FCC requires the Company to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance that occurred as of December 31, 2005 with the change of control, fixed charge and maximum salary covenants and amended the financial covenants for remainder of the term of the facility. On May 19, 2006, FCC granted a waiver of non compliance that occurred as of April 1, 2006 with respect to the fixed charge coverage covenant.

Note 6. Notes Payable to Related Party

On October 15, 2004, the Company acquired most of the assets and liabilities of DPB. The purchase price for DPB included among other items, notes payable totaling $5,440,000, consisting of a short-term note payable of $2,240,000 and a long-term note payable of $3,200,000. The shareholders of Ryan Holdings, Inc., the successor of DPB, are Dennis and Deborah Ryan. Deborah Ryan is a director of Datrek Miller. As of April 13, 2006, Ms. Ryan separated from service as the Company’s Executive Vice-President of Datrek Brand Management. Mr. Ryan has separated from service as President of the Off-Course division with an effective date of May 26, 2006. Under the terms of their employment agreements Deborah Ryan and Dennis Ryan are entitled to continue to receive their base salaries of $150,000 each, payable over a period of twelve months along with certain health insurance and other benefits.

Regarding the unsecured short-term obligation of $2,240,000, $560,000 was paid in November 2004, $560,000 was paid in January 2005 and $370,000 was paid in September 2005. Beginning in January 2005, the note carried interest at 8% per annum payable monthly, increasing to 10% per annum payable monthly in February 2005 and thereafter. The remaining balance of $750,000 was rescheduled for payment on or before January 31, 2006, but remains unpaid and due on demand.

The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007, respectively. The Company has an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008.

Note 7. Debt and Equity with Stanford

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company agreed to authorize a class of Series A preferred stock which Stanford could exchange the Debenture for the Series A preferred stock at a ratio of $2.00 per share. The preferred stock is convertible on a two-

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for-one basis into shares of Datrek Miller common stock and has a liquidation preference of $2.00 per share. Holders of the preferred stock are entitled to vote with the holders of common stock on all matters. The Company also issued to Stanford five-year warrants (exercisable at $.001 par value per share) to purchase 300,000 shares of the Company’s common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of Datrek Miller common stock were exercised on November 30, 2005. The Company allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon conversion of the Debenture into preferred stock in November 2005.

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

Under the Purchase Agreement each share of Preferred Stock is convertible (based on the stated value of the preferred stock at a $2.00 conversion price) into one half share of Datrek Miller common stock and is entitled to one half vote per share. Under the terms of the Purchase Agreement on November 30, 2005, Stanford had acquired 1,500,000 shares of Series B Preferred Stock and Warrants to purchase 450,000 shares of Datrek Miller common stock for $3,000,000. The Warrants to purchase 450,000 shares of Datrek Miller common stock were exercised in November 2005. The exercise price of the Warrants is $0.001 per share, and the Warrants expire five years from the date of issuance. Stanford has assigned half of all Warrants issuable under the Agreement, including 225,000 of the 450,000 Warrants already issued, to five employees of an affiliate pursuant to a warrant assignment agreement.

During January and February, 2006, Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of the Company’s common stock for $1,400,000 with two $500,000 installments received on January 20 and January 24, 2006, respectively and $400,000 received on February 16, 2006. Stanford assigned half of the 210,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All 210,000 Warrants were exercised by Stanford and the five employees in March 2006.

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

Stanford is the owner of 71.0% of our issued and outstanding common stock (assuming conversion of all preferred stock) at April 1, 2006. Stanford is the owner of all of the Company’s issued and outstanding preferred stock.

DATREK MILLER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Litigation

Incident to the Company’s business activities, it may at times be parties to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon the Company’s consolidated financial position or annual results of operations.

Note 9. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain distinct categories. Revenues of these categories are as follows:

	For the Quarter Ended
	April 2, 2006	April 1, 2005
Golf bags	$4,475,216	$4,781,237
Golf accessories	2,253,895	1,765,720
Services	58,788	155,184

	$6,787,899	$6,702,141

Note 10. Subsequent Events

As of April 13, 2006, Deborah Ryan, Executive Vice President of Datrek Brand Management, has separated from the Company. In addition, Dennis Ryan, President of our Off-Course division, has separated from the Company with an effective date as of May 26, 2006. Under the terms of their employment agreements, Deborah Ryan and Dennis Ryan are entitled to continue to receive their base salaries of $150,000 each, payable over a period of twelve months along with certain health insurance and other benefits.

In May 2006, Stanford acquired 250,000 shares of Series B Preferred Stock and Warrants to purchase 75,000 shares of the Company’s common stock for $500,000 consisting of two $250,000 installments received on May 8 and May 16, 2006, respectively. Stanford assigned half of the 75,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

The unaudited condensed consolidated financial statements herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the unaudited condensed financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2005. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2005 unaudited condensed consolidated financial statements have been omitted from these unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-KSB.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Datrek Miller International, Inc. (“Datrek Miller”) and its subsidiaries is a leading supplier of products and value added services to the golf industry. Datrek Miller subsidiaries include Datrek Professional Bags, Inc. (“Datrek”) and Miller Golf Company (“Miller”), each wholly owned and a Florida corporation, and DMI/Crellin which was acquired on January 26, 2006 and is owned 50% by us, and DMI Multimedia, LLC which was formed on March 29, 2006. The operations of DMI/Crellin are consolidated since its date of acquisition. Our key product offerings include high-quality golf bags and golf accessories marketed to three major trade channels.

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

Our primary strategic initiative is to become the leading supplier to customers in each of the unique trade channels in the golf industry we serve. These key trade channels include:

•	Off-Course: retail, golf specialty shops, sporting goods stores, mass merchandisers;

•	On-Course: pro shops, municipal courses, private clubs, resorts, daily fee courses; and

•	Premium-International-OEM: Corporate, International, and Original Equipment Manufacturers (“OEM”) customers (“PIO”).

Our Off-Course sales executives have a broad knowledge of the retail environments in which we compete. Many of the sales executives in this group have been with us for over ten years and have participated in the substantial growth which the golf industry has experienced over that period. Our On-Course sales executive group includes many PGA registered professionals. These sales professionals understand the needs of our customers in this trade channel with their limited time and resources to stock these golf shops. While the Premium-International-OEM group previously existed as part of the Off-Course Division, we formally established this channel under new leadership in December 2005. Our Premium-International-OEM group includes sales professionals with substantial industry experience. Each of our sales groups is supported by personnel who maintain a detailed knowledge of our products and industry trends.

Through the three key trade channels that we serve, we offer a broad range of golf bags and golf accessories marketed under our brand names Datrek and Miller Golf as well as licensed brands including NCAA, and the Wilson/ NFL team logo branded products.

•	Our golf bags use lightweight, state of the art materials which we believe make our products more customer friendly. We believe that we are the leading supplier of ladies golf bags and the leading supplier of cart bags sold through retail shops in the U.S.

•	Our golf accessories include tees and tee packets, ball markers, bag tags, divot tools, towels, umbrellas, club head covers, luggage and pouches, golf bag travel covers, shoe bags, business accessories, tournament gifts and awards, trophies / pre-packaged gift kits, beverage and barware, coasters, insulated coolers, money clips / key chains, apparel accessories, badges / lapel pins, and other golf accessories. We also market and distribute golf improvement products.

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

The proper integration of the operations of our acquired companies is critical to our short-term success. In addition, we intend to further develop and expand our operations. The pace of our anticipated expansion, demands an unusual amount of focus by our management team. We expect this expansion will place a strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results will suffer.

We also bear the potential cost and risks associated with adverse economic conditions. Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or a decrease in consumer confidence as a result of anticipated adverse economic conditions could cause consumers to forgo or to postpone purchasing new golf products which could have a material adverse effect upon us.

Results of Operations

The following table sets forth certain unaudited financial data, in thousands, for the periods indicated.

	Quarter Ended April 1, 2006		Quarter Ended April 2, 2005
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net Sales	$6,788	100.0%	$6,702	100.0%
Cost of sales	5,150	75.9	4,553	67.9

Gross margin	1,638	24.1	2,149	32.1

Operating expenses
Sales and marketing	1,957	28.8	1,567	23.4
General and administrative	1,397	20.6	1,250	18.7

Total operating expenses	3,354	49.4	2,817	42.1

Loss from operations	(1,716)	(25.3)	(668)	(10.0)

Other income/(expense):
Interest expense	(225)	(3.3)	(193)	(2.9)
Other income (expense), net	26.4		(49)	(.7)

Net other expense	(199)	(2.9)	(242)	(3.6)

Net loss	$(1,915)	(28.2)%	$(910)	(13.6)%

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

Comparison of the Quarter Ended April 1, 2006 and April 2, 2005

Net sales increased $0.1 million for the three months ended April 1, 2006 to $6.8 million compared to $6.7 million during the same period in 2005. This change is comprised of an increase in sales of golf accessories of $0.5 million of which sales by DMI/Crellin accounted for $0.3 million. DMI/Crellin is owned 50% by us and its operations are consolidated since January 26, 2006, its date of acquisition. This increase is offset by a decrease in the sales of golf bags of $0.3 million and services revenue of $0.1 million.

Cost of sales for the three months ended April 1, 2006 was $5.2 million, or 75.9% of net sales, as compared to $4.6 million, or 67.9% of net sales, for the comparable period in the prior year. The principal components of our cost of sales are direct product costs comprising material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales as a percent of revenues of 8.0% was attributed primarily to lower sales margins resulting from sales discounting and higher inventory variances of $0.6 million for the quarter ended April 1, 2006 as compared to the comparable quarter in 2005. The variances for the first quarter of 2005 were deferred to the second and third quarters of 2005 as the Miller integration was completed.

Total operating expenses were $3.4 million for the three months ended April 1, 2006, as compared to $2.8 million for the three months ended April 2, 2005. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $2.0 million, or 28.8% of net sales, for the three months ended April 1, 2006 compared to $1.6 million, or 23.4% of net sales, for the three months ended April 2, 2005. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include travel for our sales people, trade shows, advertising, telephone, product catalogs, and royalty fees. The increase of $0.4 million is primarily attributable to an increase of $0.1 million associated with the establishment of the PIO division and $0.1 million primarily due to higher promotion costs and sales of licensed product in the Off-course division. The remaining increase $0.2 million is related to the increase in our direct sales, management and customer service personnel and promotion costs associated with the On-course division.

General and administrative expense was $1.4 million, or 20.6% of net sales, for the three months ended April 1, 2006 as compared to $1.2 million, or 18.7% of net sales, for the three months ended April 2, 2005. Included in our general and administrative expense are salaries and related expenses for our executive officers, administrative employees and corporate costs such as legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reasons for the increase is the DMI/Crellin acquisition which added $0.2 million in expenses and higher personnel and administrative costs associated with the infrastructure necessary for long-term growth of $0.3 million, which were partially offset by lower bad debt charges of $0.1 million and the elimination of accounting fees and other costs associated with the DPB acquisition (which were non-recurring in 2006) of $0.2 million.

Interest expense remained consistent at $0.2 million for the three months ended April 1, 2006 and April 2, 2005, respectively, resulting from comparable borrowings for each respective quarter.

Other income increased by $0.1 million for the three months ended April 1, 2006 as compared to the comparable period in 2005. In 2006, other income consists primarily of DMI/Crellin’s results.

Liquidity and Capital Resources

We have incurred an accumulated deficit at April 1, 2006 of $12.4 million. We had working capital at April 1, 2006 of $2.0 million and incurred a net loss for the three months ending April 1, 2006 of $1.9 million.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our revolving credit facility and the sale of our capital stock and convertible debentures to Stanford, our principal shareholder. Management believes that cash balances on hand and generated from operations, availability of funds under our line of credit and proceeds from the sale of the Preferred Stock to Stanford will be adequate to satisfy our projected operating cash requirements during the next twelve months. If necessary, we may seek to raise additional capital through the future issuance of equity or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $2.6 million of cash for the three months ended April 1, 2006, as compared to $1.9 million during the comparable period of 2005. The increase in cash used by operating activities for 2006 is attributable to a higher net loss of $1.0 million, partially offset by an increase in working capital of $0.4 million.

Investing activities used $0.3 million for the three months ended April 1, 2006, whereas such activities used $0.1 million in the comparable period in 2005. Cash used in investing activities in 2006 is primarily attributable to purchases of property and equipment of $0.3 million for the purchase of a new trade show booth to display our products at golf industry trade shows and for the funding of $0.1 million of DMI/Crellin from its date of acquisition, January 26, 2006, to April 1, 2006.

Financing activities provided $2.7 million for the three months ended April 1, 2006, whereas such activities provided $1.0 million for the comparable period in 2005. The principal source of cash provided by financing activities was proceeds from the sale of $1.4 million of preferred stock to our majority shareholder, Stanford, and an increase in borrowings under our revolving credit facility of $0.2 million.

Cash at April 1, 2006 was $0.9 million compared with $0.3 million at the same period in the prior year and $1.1 million at December 31, 2005. At April 1, 2006 we had stockholders’ equity of $1.8 million compared with $2.2 million at April 2, 2005 and at December 31, 2005.

On October 18, 2004, we obtained a revolving credit facility from FCC for a two-year term renewable annually. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased by 1% from prime (7.75% at April 1, 2006) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended, subject to an annual administration fee of $75,000 payable on the anniversary date of the facility, and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to us on April 11, 2006 and is included in cash in the accompanying balance sheet. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At April 1, 2006, the balance of the line of credit was $5.2 million. The revolving credit facility from FCC requires us to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance with respect to the change of control, fixed charge and maximum salary covenants and amended the financial covenants for the remainder of the term of the facility. On May 19, 2006, FCC granted a waiver of non compliance with respect to the fixed charge coverage covenant as of April 1, 2006.

At April 1, 2006, we had a short term note and a long term note payable to the former shareholders of DPB. The original short-term obligation was a non interest-bearing note in the amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005 and were due on demand. The December 15, 2004 scheduled payment of $560,000 was made on January 3, 2005. The remaining balance of $1,120,000 was rescheduled for payment on August 31, 2005 with interest at 10% per annum payable monthly. On September 6, 2005 a payment in the amount of $370,000 was made against the short-term note. The remaining balance of $750,000 was rescheduled for payment on or before January 31, 2006 with interest at 10% per annum payable monthly and remains unpaid and due on demand with interest at 10% payable monthly. The long term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008.

Another source of liquidity has been the purchase by SVCH, and subsequently Stanford, of our securities. Under a Securities Purchase Agreement, dated October 15, 2004, SVCH made an aggregate investment in our common stock, in several tranches, totaling $4,500,000. For its aggregate investment of $4,500,000, SVCH received an aggregate of 2,250,000 shares of our common stock.

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we agreed to authorize a class of Series A preferred stock in which Stanford may exchange the Debenture for Series A preferred stock at a ratio of $2.00 per share. The preferred stock is convertible on a two-for-one basis into shares of our common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. We also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of our Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock or $8,000,000 and issuance of 5-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement each share of Preferred Stock is convertible (based on the stated value of the preferred stock at a $2.00 conversion price) into one half share of Datrek Miller common stock and is entitled to one half vote per share. Under the terms of the Purchase Agreement on November 30, 2005, Stanford had acquired 1,500,000 shares of Series B Preferred Stock and Warrants to purchase 450,000 shares of Datrek Miller common stock for $3,000,000. The Warrants to purchase 450,000 shares of Datrek Miller common stock were exercised in November 2005. The exercise price of the Warrants is $0.001 per share, and the Warrants expire five years from the date of issuance. Stanford has assigned half of all Warrants issuable under the Agreement, including 225,000 of the 450,000 Warrants already issued, to five employees of an affiliate pursuant to a warrant assignment agreement.

During January and February, 2006, Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of our common stock for $1,400,000 with two $500,000 installments received on January 20 and January 24, 2006, respectively and $400,000 received on February 16, 2006. Stanford assigned half of the 210,000 Warrants issuable under the Purchase Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All 210,000 Warrants were exercised by Stanford and the five employees in March 2006.

In May 2006, Stanford acquired an additional 250,000 shares of Series B Preferred Stock and Warrants to purchase 75,000 shares of our common stock for $500,000 comprised of two $250,000 installments received on May 8 and May 16, 2006, respectively. Stanford assigned half of the 75,000 Warrants issuable under the Purchase Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity Series C Preferred Stock, when authorized by us, and warrants to purchase an additional 150,000 shares of our Common Stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 and EITF 00-27. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be derivative liabilities in accordance with the provisions of FASB Statement No. 133 and EITF 00-19.

Stanford is the owner of 71.0% of our issued and outstanding common stock (assuming conversion of all preferred stock) at April 1, 2006. Stanford is the owner of all of our issued and outstanding preferred stock.

On November 21, 2005, our Board of Directors authorized a 1 for 2 reverse stock split of the issued and outstanding shares of our common stock effective December 5, 2005.

Accounts receivable at April 1, 2006 was $5.4 million, as compared to $4.1 million at December 31, 2005, an increase of 31.7%. Days sales outstanding (“DSO”) were 73.5 days at April 1, 2006, compared with 104.4 days at December 31, 2005. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature. Our DSO outstanding have been trending positively over the three month period ended April 1, 2006.

Accounts payable and accrued expenses at April 1, 2006 were $4.2 million as compared with $4.4 million at April 2, 2005.

We expended funds for capital expenditures of $0.3 million for property and equipment during the three months ended April 1, 2006, which includes the purchase of DMI/Crellin capital of $0.1 million.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our unaudited consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

Revenue Recognition

We recognize sales when products are shipped to our customers or when services are rendered. Sales are only recognized for arrangements with customers in which (1) there is persuasive evidence of a contract or agreement which sets forth the terms of the arrangement; (2) services have been rendered; (3) our prices are fixed, determinable and agreed upon; and (4) collectibility is reasonably assured. Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. We also record estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs exceed the recorded estimated allowance, our sales, gross profit and net income could be adversely affected.

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

Recoverability is measured by comparison of the assets’ carrying amounts to their expected future undiscounted net cash flows. Intangible assets primarily represent a customer list and a trade name acquired in a business combination. Identifiable intangibles are amortized on a straight-line basis over their estimated useful lives.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually (December 31 for Datrek Miller), or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156–Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

During 2006, our management determined that we did not maintain effective controls over the timeliness of our month-end close processes, which we determined to be a significant deficiency. This deficiency resulted in delays in the preparation of the monthly financial reports required by our lender and certain adjustments to these reports. Our planned remediation measures are intended to generally address this deficiency by ensuring that we will have sufficient personnel to assist in the timely preparation of monthly reports required by our lender. In addition, we plan to continue to enhance our month-end closing procedures.

During 2005, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on the evaluation, our independent registered public accountants reported to our board of directors certain matters involving internal controls that were considered to be significant deficiencies. There was a significant deficiency regarding contract negotiation and approval, including potential conflicts of interest, and a significant deficiency with respect to the prior approval of sales outside of pre-approved pricing parameters. We continue to remedy these conditions by improving our controls and procedures regarding these two areas, including issuing policies and procedures in these areas. The contract negotiation and approval, including potential conflicts of interests is no longer considered to be a significant deficiency. In general, other internal control concerns resulted from the lack of segregation of duties due to the Company’s small size. Wherever possible, compensating controls have been established.

Changes in Internal Controls

There were no changes made in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures evaluated are effective.

Part II – Other Information

Item 1. Legal Proceedings

Incident to our business activities, we may at times be parties to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon our consolidated financial position or annual results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January and February, 2006, under terms of the Purchase Agreement, Stanford acquired an additional 700,000 shares of Series B Preferred Stock and Warrants to purchase 210,000 shares of our common stock for $1,400,000 with two $500,000 installments received on January 20 and January 24, 2006, respectively and $400,000 received on February 16, 2006. Stanford assigned half of the 210,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All 210,000 Warrants were exercised by Stanford and the five employees in March 2006.

In May 2006, Stanford acquired an additional 250,000 shares of Series B Preferred Stock and Warrants to purchase 75,000 shares of our common stock for $500,000 comprised of two $250,000 installments received on May 8 and May 15, 2006, respectively. Stanford assigned half of the 75,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

In connection with the July 18, 2005 Securities Purchase Agreement, we were required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement by January 17, 2006. We are also obligated to register the shares of common stock underlying the Series B Preferred Stock and the warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 9, 2006, we filed a current report on Form 8-K reporting under Item 5.02 – “Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers” that we had appointed and entered into an employment agreement with our Chief Financial Officer.

(c) Reports on Form 8-K

On April 17, 2006, we filed a current report on Form 8-K reporting under Item 5.02 – “Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers” that the Vice President of Datrek Brand Management and the President of the Off-Course Division had separated from the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2006

DATREK MILLER INTERNATIONAL, INC.

By:	/s/ Michael S. Hedge
Michael S. Hedge
(Chief Executive Officer)

By:	/s/ Randall J. Frapart
Randall J. Frapart
(Chief Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.