Form 10QSB
period 2006-07-01
DATREK MILLER INTERNATIONAL, INC.
filed 2006-08-15
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended July 1, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No.: 000-29707

FOREFRONT HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0910697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Bill Jones Industrial Drive, Springfield, Tennessee 37172

(Address of principal executive offices)

(615) 384-1286

(Issuer’s Telephone Number, Including Area Code)

DATREK MILLER INTERNATIONAL, INC.

(Former name or former address, if changed since last report)

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

The number of shares of common stock and preferred stock outstanding on August 9, 2006, was 6,758,239 and 4,225,000, respectively. Unless otherwise specified herein, all common share, warrant and option amounts give effect to a 1-for-2 reverse stock split effective as of December 5, 2005.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

FOREFRONT HOLDINGS, INC.

(formerly Datrek Miller International, Inc.)

PART I - Financial Information

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

July 1, 2006

(Unaudited)

ASSETS
Current assets:
Cash	$298,152
Accounts receivable, net of allowance of $538,000	5,656,122
Inventories, net	5,599,038
Prepaid expenses	364,596
Other receivables	51,985

Total current assets	11,969,893

Property and equipment, net	1,316,423
Intangibles, net of accumulated amortization of $985,000	1,836,116
Goodwill	361,503
Other assets	28,258

Total assets	$15,512,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$5,578,017
Accounts payable and accrued liabilities	4,181,659
Interest payable and accrued liabilities to related parties	446,717
Note payable to related party	2,100,000
Capital lease obligation	26,473

Total current liabilities	12,332,866

Note payable to related party, less current portion	1,600,000
Capital lease obligation, less current portion	59,507
Accrued pension liability, less current portion	431,858
Minority interest in subsidiary	108,704

Total liabilities	14,532,935

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000
Series B Preferred stock, $.001 par value; 4,000,000 shares authorized; 2,700,000 shares issued and outstanding (Liquidation preference $5,400,000)	2,700
Common stock, $.001 par value; authorized 500,000,000 shares; 6,608,239 shares issued and outstanding	6,608
Additional paid-in capital	15,197,965
Accumulated deficit	(14,229,015)

Total stockholders’ equity	979,258

Total liabilities and stockholders’ equity	$15,512,193

See the Accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$8,119,468	$8,014,239	$14,907,367	$14,716,380

Cost of sales	5,817,502	5,661,487	10,967,827	10,214,616

Gross margin	2,301,966	2,352,752	3,939,540	4,501,764

Operating expenses
Sales and marketing	2,340,781	1,733,472	4,297,789	3,300,110
General and administrative	1,579,702	1,006,377	2,976,387	2,256,151

Total operating expenses	3,920,483	2,739,849	7,274,176	5,556,261

Loss from operations	(1,618,517)	(387,097)	(3,334,636)	(1,054,497)

Other income (expense)
Interest expense (three- and six-month periods include related party expense of $80,721 and $163,679 (2006) and $92,713 and $185,193 (2005))	(210,910)	(279,602)	(435,740)	(472,916)

Other income, net	13,780	50,178	39,557	1,082

Net other expense	(197,130)	(229,424)	(396,183)	(471,834)

Net loss	$(1,815,647)	$(616,521)	$(3,730,819)	$(1,526,331)

Basic and diluted net loss per share	$(0.27)	$(.11)	$(0.57)	$(.28)

Basic and diluted weighted-average common shares outstanding	6,608,239	5,611,092	6,506,156	5,533,289

See the Accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net loss	$(3,730,819)	$(1,526,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492,827	391,061
Amortization of loan fees	25,000	25,000
Minority interest in subsidiary	(12,546)	—
Common stock issued for services	—	18,000
Stock based compensation	65,951	—
Bad debts	14,092	145,654
Loss on disposal of fixed assets	853	—
Changes in assets and liabilities:
Accounts receivable	(792,151)	(1,714,161)
Inventories	(487,621)	(54,317)
Prepaid expenses	141,406	(139,760)
Other receivables from related parties	—	(356)
Other receivables	6,529	25,347
Other assets	(25,844)	24,262
Accounts payable and accrued liabilities	8,997	78,097
Interest payable and accrued liabilities to related parties	182,731	—

Net cash used in operating activities	(4,110,595)	(2,727,504)

Cash flows from investing activities:
Purchase of property and equipment	(385,861)	(153,951)
Contingent acquisition payment to related party	(42,591)	(90,224)

Net cash used in investing activities	(428,452)	(244,175)

Cash flows from financing activities:
Net borrowings under revolving credit facility	1,559,896	1,978,569
Net payments from finance company	—	(21,560)
Net payments under capital lease obligations	(8,296)	—
Repayment of notes to related parties (former ForeFront shareholders)	(250,000)	(560,000)
Exercise of warrants – Stanford	210	—
Sale of common stock – Stanford	—	560,000
Sale of preferred stock – Stanford	2,400,000	—

Net cash provided by financing activities	3,701,810	1,957,009

Net decrease in cash and cash equivalents	(837,237)	(1,014,670)
Cash, beginning of period	1,135,389	1,363,168

Cash, end of period	$298,152	$348,498

Supplemental disclosures of cash flow information:
Interest paid	$552,296	$476,936
Income taxes paid	$19,976	$16,587

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$94,276	$—
Common stock issued	$—	$36,000

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

ForeFront Holdings, Inc. (“ForeFront Holdings” or “the Company”), formerly Datrek Miller International, Inc., is comprised of its wholly owned subsidiaries ForeFront Group Inc. (“ForeFront”), formerly Datrek Professional Bags, Inc., Miller Golf Company (“Miller”), ForeFront Multimedia, LLC, (“Multimedia”), formerly DMI Multimedia, LLC, and a 50% ownership interest in ForeFront Crellin LLC (“ForeFront Crellin”), formerly DMI / Crellin LLC. The Company manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course golf pro shops and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers mainly in the United States and Canada. The Company is based and conducts all of its operations in Springfield, Tennessee.

ForeFront Holdings is the successor to Greenhold Group, Inc., (“GGI”) (a public company) which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, ForeFront Holdings entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into ForeFront Holdings. On October 25, 2004, GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor ForeFront. Stanford Venture Capital Holdings Inc. (“SVCH”), prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of ForeFront Holdings’ common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became the controlling stockholder. Accordingly, the acquisition of Miller by ForeFront Holdings was accounted for as a reverse merger. The acquisition of ForeFront was accounted for as a business combination. On July 27, 2006, Datrek Miller International, Inc. amended its articles of incorporation to change its name to ForeFront Holdings, Inc.

On October 25, 2004, ForeFront Holdings effected a one-for-thirty-five reverse split of its common stock. On December 5, 2005, the Company effected a one-for-two reverse split of its common stock. All common share and per share amounts presented in these Unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect both the one-for-thirty-five and the one-for-two reverse stock splits.

Since the completion of the transaction described above, SVCH has transferred its interests in ForeFront Holdings to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront Holdings whereby it has invested an aggregate of $7,400,000, and currently owns 71.9% of ForeFront’s Holdings issued and outstanding common stock (assuming conversion of all preferred stock) at July 1, 2006.

Liquidity and Capital Resources

The Company incurred net losses of $3.7 million and $1.5 million for the six months ended July 1, 2006 and July 2, 2005, respectively. The Company was not in compliance with its change of control, fixed charge coverage and salary covenants with respect to its line of credit facility at December 31, 2005. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the loan agreement including a waiver of these covenants (as set forth in a Waiver and Sixth Amendment) through December 31, 2006. In connection with the amendment of the loan agreement, the term was extended for an additional three-year period through October 2009, and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate decreased by 1% from prime (8.25% at July 1, 2006) plus 2.5% to prime plus 1.5%. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date. The facility continues to carry a monthly maintenance fee of $2,000 and interest is payable monthly. The restricted cash of $700,000 that was formerly held by FCC was released on April 11, 2006. The Company was not in compliance with its fixed charge coverage and tangible net worth covenants with respect to its line of credit facility at June 30, 2006. On August 10, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the loan agreement including a waiver of these covenants (as set forth in a Waiver and Seventh Amendment) through August 14, 2006.

There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will continue to provide waivers if the Company is not in compliance. However, management believes that, if necessary, the Company will be able to secure any such waivers. In addition, management believes cash balances on hand and cash generated from operations, as well as proceeds from the availability of the preferred stock under the Preferred Stock Purchase Agreement with Stanford (see Note 8), will be sufficient to fund the business requirements during 2006. As of July 1, 2006, the Company had $3.6 million available under the Preferred Stock Purchase Agreement. If necessary, the Company may seek to restructure its existing debt and/or raise capital through the future issuance of its securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant accounting policies are as follows:

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share (“EPS”) was the same as basic net loss per share since the inclusion of common stock equivalents would have been anti-dilutive. Common stock equivalents include shares issuable upon the exercise of stock options and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options and preferred stock were 2,272,750 at July 1, 2006 and 329,750 at July 2, 2005, respectively.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ForeFront Holdings and its wholly owned subsidiaries, ForeFront, Miller and Multimedia, as well as ForeFront Crellin, in which the Company holds a 50% interest. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three- or six-month periods ended July 1, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 31, 2006.

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The second quarter of 2006 and 2005 ended on July 1 and July 2, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2. Inventories, net

Inventories at July 1, 2006 are summarized as follows:

Raw materials	$1,322,797
Work in progress	118,202
Finished goods	4,564,022

6,005,021
Reserve for slow-moving and obsolete inventories	(405,983)

Total	$5,599,038

Note 3. Property and Equipment, net

Property and equipment at July 1, 2006 is summarized as follows:

Machinery and equipment	$848,038
Furniture and fixtures	787,501
Leasehold Improvements	101,557
Product prototypes	135,027

1,872,123
Less: Accumulated depreciation	(570,996)

1,301,127
Construction in progress of fixtures and product prototypes	15,296

Total property and equipment, net	$1,316,423

Depreciation expense totaled $197,828 and $101,476 for the six month periods ended July 1, 2006 and July 2, 2005, respectively.

Note 4. Stock-Based Compensation

On June 22, 2005 the Board of Directors approved the adoption of the Company’s 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). As amended, the Plan authorizes the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock to directors, officers and certain other employees of the Company. The Plan allows the Company to issue both non-qualified stock options and incentive stock options to qualified directors, officers and employees.

Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees” (APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair values. The compensation expense for the three- and six-month periods ended July 1, 2006 was $32,745 and $65,951, respectively. As of July 1, 2006, there was $272,907 of total unrecognized compensation cost (at fair value) related to non-vested share-based compensation arrangements granted under the Plan that is being recognized as an expense between July 2006 through June 2008.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R. The impact of the adoption of SFAS 123R on the condensed consolidated financial statements was deminimis. The Company had 329,750 options outstanding at July 2, 2005. The pro forma effect of these options was not material to the three-and six-month periods ended July 1, 2006, and, therefore, no pro forma disclosures are considered necessary.

Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three-month and six-month periods ended July 1, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month and six-month periods ended July 1, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options to purchase 150,000 shares, with lives of ten years, vesting ratably over a three year period, were issued during 2006 to a group of eligible recipients under terms of the Plan. These options have exercise prices of $1.50 and $2.20. The weighted average fair value per share of these options was estimated to be $0.84 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

Option activity was as follows for the six-month period ended July 1, 2006. There were 329,750 options outstanding as of July 2, 2005.

	Shares	Weighted- Average Exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	302,250	$2.22
Granted	150,000	2.18
Forfeited/Cancelled	(29,500)	2.39

Outstanding at 7/1/06	422,750	$2.19	—

Exercisable at 7/1/06	90,917	—	—

Option activity for unvested options was as follows for the six-month period ended July 1, 2006.

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	302,250	$1.29
Granted	150,000	0.84
Vested	(90,917)	1.31
Forfeited/Cancelled	(29,500)	1.29

Unvested at 7/1/06	331,833	$1.08

Shares available for issuance under the Plan were 77,250 as of July 1, 2006.

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

	Six Months Ended
	July 1, 2006	July 2, 2005
Dividend yield	0%	0%
Weighted average expected life	3.0 years	3.0 years
Weighted average risk-free interest rate	3.77%	3.77%
Expected volatility	248.15%	91.00%

A further summary of options outstanding at July 1, 2006, is as follows:

Exercise Price	Number Outstanding	Weighted -Average Remaining Contractual Life in Years
$ 2.20	417,750	9.2
$ 1.50	5,000	10.0

	422,750

Note 5. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired ForeFront and recorded intangibles including a customer list and a registered tradename. The total consideration paid for ForeFront’s net assets was $6,471,000 and included $2,632,000 of intangible assets. Additionally, the former shareholders of ForeFront receive a payment as contingent consideration based on assembly, distribution and sales of certain products under service agreements of up to $1,000,000 over terms ranging from three to five years (“Contingent Payment”). The Company is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

capitalizing as an intangible the Contingent Payment in the period in which the Contingent Payment is incurred and is amortizing the Contingent Payment over the remaining terms of the service agreements. The following is a summary of intangibles:

Description	Cost	At July 1, 2006 Amortization	Net Asset	Amortization for the Six Months Ended
				July 1, 2006	July 2, 2005
Customer List	$819,000	$467,250	$351,750	$136,500	$136,500
Registered Trade Name	1,813,000	461,701	1,351,299	135,132	153,085
Contingent Payment	189,338	56,271	133,067	23,368	—

Total	$2,821,338	$985,222	$1,836,116	$295,000	$289,585

On October 15, 2004 the Company recorded goodwill for its purchase of its ForeFront subsidiary in the amount of $361,503.

Note 6. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth amendment) extending the term for an additional three-year period, through October 2009, and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased by 1% from prime (8.25% at July 1, 2006) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to the Company on April 11, 2006 and is included in cash in the accompanying balance sheet. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other assets of the Company. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At July 1, 2006, the balance of the line of credit was $5.6 million. The line of credit from FCC requires the Company to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance that occurred as of December 31, 2005 with respect to the change of control, fixed charge and maximum salary covenants and amended the financial covenants for the remainder of the term of the facility. In May 2006, FCC granted a waiver of non compliance that occurred as of April 1, 2006 with respect to the fixed charge covenant. In August 2006, FCC granted a waiver of non compliance that occurred as of July 1, 2006 with respect to the fixed charge and tangible net worth covenants. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will continue to provide waivers if the Company is not in compliance. However, management believes that, if necessary, the Company will be able to secure any necessary waivers as it has sufficient working capital to operate.

Note 7. Note Payables to Related Parties

On October 15, 2004, the Company acquired most of the assets and liabilities of ForeFront. The purchase price for ForeFront included among other items, notes payable totaling $5,440,000, consisting of a short-term note payable of $2,240,000 and a long-term note payable of $3,200,000. The shareholders of Ryan Holdings, Inc., the successor of ForeFront, are Dennis and Deborah Ryan. As of April 13, 2006, Ms. Ryan separated from service as the Company’s Executive Vice-President of ForeFront. Ms. Ryan remains a director of the Company. Mr. Ryan separated from service as President of the Off-Course division on May 26, 2006.

Regarding the unsecured short-term obligation of $2,240,000, $560,000 was paid in November 2004, $560,000 was paid in January 2005, $370,000 was paid in September 2005 and $250,000 was paid in May 2006. Beginning in January 2005, the note carried interest at 8% per annum payable monthly, increasing to 10% per annum payable monthly in February 2005 and thereafter. The remaining balance of $500,000 was rescheduled for payment on or before January 31, 2006, but was extended and remains due on demand. Accordingly, this obligation is presented as a current liability in the accompanying balance sheet for the period ended July 1, 2006.

The other note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007, respectively. The Company has an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008. The principal installment in the amount $1,600,000, due on June 30, 2007, is presented as a current liability in the accompanying balance sheet for the period ended July 1, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Debt and Equity with Stanford

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company agreed to authorize a class of Series A preferred stock which Stanford could convert the Debenture into, at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of the Company’s common stock and has a liquidation preference of $2.00 per preferred share. Holders of the preferred stock are entitled to vote with the holders of our common stock on all matters. The Company also issued to Stanford five-year warrants (exercisable at $.001 par value per share) to purchase 300,000 shares of the Company’s common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of the Company’s common stock were exercised on November 30, 2005. The Company allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon conversion of the Debenture into preferred stock in November 2005.

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock and issuance of 5-year warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement, each share of Preferred Stock is convertible (based on the stated value of the preferred stock at a $2.00 conversion price) into one half share of the Company’s common stock and is entitled to one half vote per preferred share. Under the terms of the Purchase Agreement, Stanford has acquired (in various tranches) an aggregate of 2,700,000 shares of Series B Preferred Stock and Warrants to purchase an aggregate of 810,000 shares of the Company’s common stock for $5,400,000. Stanford has assigned half of all Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All of these Warrants have been exercised by Stanford and the five employees as follows: (1) 450,000 Warrants were exercised in November 2005, (2) 210,000 Warrants were exercised in March 2006, (3) 150,000 Warrants were exercised in July 2006.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity preferred stock, when authorized by the Company, and warrants to purchase an additional 150,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be a derivative liability in accordance with the provisions of FASB Statement No. 133.

Stanford is the owner of 71.9% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at July 1, 2006. Stanford is the owner of all of the Company’s issued and outstanding preferred stock.

Note 9. Litigation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain distinct categories. Revenues of these categories are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Golf bags	$5,077,873	$5,084,068	$9,553,089	$9,865,305
Golf accessories	2,969,888	2,812,667	5,223,783	4,578,387
Services	71,707	117,504	130,495	272,688

	$8,119,468	$8,014,239	$14,907,367	$14,716,380

Note 11. Departure of Principal Officers

As of April 13, 2006, Deborah Ryan, Executive Vice President of ForeFront, separated from the Company. In addition, Dennis Ryan, President of the Off-Course division, separated from the Company with an effective date of May 26, 2006. Under the terms of her employment agreement, Deborah Ryan is entitled to continue to receive her base salary for a period of twelve months along with certain other benefits. Under the terms of his employment agreement, Dennis Ryan is entitled to continue to receive his base salary for a period of twelve months along with certain other benefits. During the three- and six-month periods ended July 1, 2006, the Company recorded an expense of $350,000 in relation to these agreements. As of July 1, 2006, $292,350 remains unpaid and is reflected as an accrued liability to related parties in the accompanying Condensed Consolidated Balance Sheet.

Note 12. Subsequent Events

In July and August 2006, Stanford acquired 525,000 shares of Series B Preferred Stock and Warrants to purchase 157,500 shares of the Company’s common stock for an aggregate purchase price of $1,050,000 consisting of two $250,000 installments received on July 3 and July 21, 2006, respectively, a $400,000 payment received on July 28, 2006, and a $150,000 payment received on August 4, 2006. Stanford assigned half of the 157,500 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

The unaudited condensed consolidated financial statements herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the unaudited condensed financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2005. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2005 audited financial statements have been omitted from these unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-KSB.

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

Overview

ForeFront Holdings, Inc. (“ForeFront Holdings” or “the Company”), formerly Datrek Miller International, Inc., through its wholly-owned subsidiaries, ForeFront Group Inc. (“ForeFront”), formerly Datrek Professional Bags, Inc., Miller Golf Company (“Miller”), ForeFront Multimedia, LLC (“Multimedia”), formerly DMI Multimedia, LLC, and a 50% ownership interest in ForeFront Crellin LLC (“ForeFront Crellin”), formerly DMI / Crellin LLC, is a leading supplier of products and value-added services to the golf industry. Our key product offerings include high-quality golf bags and golf accessories marketed to three major trade channels.

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

Our primary strategic initiative is to become the leading supplier to customers in each of the unique trade channels we serve in the golf industry. These key trade channels include:

•	Off-Course: retail, golf specialty shops, sporting goods stores, mass merchandisers;

•	On-Course: pro shops, municipal courses, private clubs, resorts, daily fee courses; and

•	Premium-International-OEM (“PIO”): Corporate, International, and Original Equipment Manufacturers (“OEM”) customers.

Our Off-Course sales executives have a broad knowledge of the retail environments in which we compete. Many of the sales executives in this group have been with us for over ten years and have participated in the substantial growth which the golf industry has experienced over that period. Our On-Course sales executive group includes many PGA registered professionals. These sales professionals understand the needs of our customers in this trade channel, in particular their limited time and resources to stock these golf shops. While the PIO group previously existed as part of the Off-Course Division, we formally established this channel under new leadership in December 2005. Our PIO group includes sales professionals with substantial industry experience. Each of our sales groups is supported by personnel who maintain a detailed knowledge of our products and industry trends.

Through the three key trade channels that we serve, we offer a broad range of golf bags and golf accessories marketed under our primary brand names Datrek and Miller Golf, as well as licensed brands including NCAA and the Wilson/ NFL team logo branded products.

•	Our golf bags use state of the art materials which we believe make our products more customer friendly. We believe that we are the leading supplier of ladies golf bags and the leading supplier of cart bags sold through retail shops in the U.S.

•	Our golf accessories include tees and tee packets, ball markers, bag tags, divot tools, towels, umbrellas, club head covers, luggage and pouches, golf bag travel covers, shoe bags, business accessories, tournament gifts and awards, trophies / pre-packaged gift kits, beverage and barware, coasters, insulated coolers, money clips / key chains, apparel accessories, badges / lapel pins, and other golf accessories. We also market and distribute golf improvement products.

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

The proper integration of the operations of our acquired companies is critical to our short-term success. In addition, we intend to further develop and expand our operations. The pace of our anticipated expansion demands an unusual amount of focus by our management team. We expect this expansion will place a strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results may suffer.

We also bear the potential cost and risks associated with adverse economic conditions. Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or a decrease in consumer confidence as a result of anticipated adverse economic conditions could cause consumers to forgo or to postpone purchasing new golf products, which could have a material adverse effect upon us.

Results of Operations

The following table sets forth certain unaudited financial data, in thousands, for the periods indicated.

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	$8,119	100.0%	$8,014	100.0%	$14,907	100.0%	$14,716	100.0%
Cost of sales	5,818	71.6	5,661	70.6	10,968	73.6	10,214	69.4

Gross margin	2,301	28.4	2,353	29.4	3,939	26.4	4,502	30.6

Operating expenses
Sales and marketing	2,341	28.8	1,734	21.6	4,298	28.8	3,300	22.4
General and administrative	1,579	19.5	1,006	12.6	2,976	20.0	2,256	15.3

Total operating expenses	3,920	48.3	2,740	34.2	7,274	48.8	5,556	37.8

Loss from operations	(1,619)	(19.9)	(387)	(4.8)	(3,335)	(22.4)	(1,054)	(7.2)

Other income (expense):
Interest expense	(211)	(2.6)	(280)	(3.5)	(436)	(2.9)	(473)	(3.2)
Other income, net	14.2		50	0.6	40	0.3	1	0.0

Net other expense	(197)	(2.4)	(230)	(2.9)	(396)	(2.7)	(472)	(3.2)

Net loss	$(1,816)	(22.4)%	$(617)	(7.7)%	$(3,731)	(25.0)%	$(1,526)	(10.4)%

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

Comparison of the Three Months Ended July 1, 2006 and July 2, 2005

Net sales increased $0.1 million for the three months ended July 1, 2006 to $8.1 million compared to $8.0 million during the same period in 2005. This change is comprised of an increase in sales of golf accessories of ForeFront Crellin of $0.3 million offset by a decrease in the sales of other accessories of $0.2 million.

Cost of sales for the three months ended July 1, 2006 was $5.8 million, or 71.6% of net sales, as compared to $5.7 million, or 70.6% of net sales, for the comparable period in the prior year. The principal components of our cost of sales are direct product costs including material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales as a percent of revenues of 1.0% was attributed primarily to lower sales margins resulting from sales discounting.

Total operating expenses were $3.9 million for the three months ended July 1, 2006, as compared to $2.7 million for the three months ended July 2, 2005. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $2.3 million, or 28.8% of net sales, for the three months ended July 1, 2006 compared to $1.7 million, or 21.6% of net sales, for the three months ended July 2, 2005. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include travel for our sales people, participation in trade shows, advertising, telephone charges, product catalogs, and royalty fees. The increase of $0.6 million is primarily attributable to the incurrence during the 2006 period of severance expense to two former officers of $0.4 million, an increase of $0.1 million associated with the establishment of the PIO division and an increase of $0.1 million associated with Multimedia.

General and administrative expense was $1.6 million, or 19.5% of net sales, for the three months ended July 1, 2006 as compared to $1.0 million, or 12.6% of net sales, for the three months ended July 2, 2005. Included in our general and administrative expense are salaries and related expenses for our executive officers, administrative employees and corporate costs such as legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reasons for the increase of $0.6 million are higher personnel and administrative costs associated with the infrastructure necessary for long-term growth of $0.4 million and ForeFront Crellin expense of $0.2 million.

Interest expense was $0.2 million for the three months ended July 1, 2006, as compared to $0.3 million for the three months ended July 2, 2005, resulting from lower borrowings in the current year quarter.

Comparison of the Six Months Ended July 1, 2006 and July 2, 2005

Net sales increased $0.2 million for the six months ended July 1, 2006 to $14.9 million compared to $14.7 million during the same period in 2005. This change is comprised of an increase in sales of golf accessories of ForeFront Crellin of $0.6 million, offset by a decrease in the sales of golf bags of $0.3 million and a decrease in services revenue of $0.1 million.

Cost of sales for the six months ended July 1, 2006 was $11.0 million, or 73.6% of net sales, as compared to $10.2 million, or 69.4% of net sales, for the comparable period in the prior year. The principal components of our cost of sales are direct product costs including material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales as a percent of revenues of 4.2% was attributed primarily to lower sales margins resulting from sales discounting and higher inventory variances of $0.4 million due primarily to the integration of Miller’s operations in the prior year.

Total operating expenses were $7.3 million for the six months ended July 1, 2006, as compared to $5.6 million for the six months ended July 2, 2005. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $4.3 million, or 28.8% of net sales, for the six months ended July 1, 2006 compared to $3.3 million, or 22.4% of net sales, for the six months ended July 2, 2005. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include travel expenses for our sales personnel, participation in trade shows, advertising, telephone charges, product catalogs, and royalty fees. The increase of $1.0 million is primarily attributable to an increase in severance expense for two former officers of $0.4 million, an increase of $0.3 million associated with the establishment of the PIO division, an increase of $0.1 million associated with Multimedia, an increase of $0.1 million in on-course selling expense and an increase of $0.1 million in off-course marketing expense.

General and administrative expense was $3.0 million, or 20.0% of net sales, for the six months ended July 1, 2006 as compared to $2.3 million, or 15.3% of net sales, for the six months ended July 2, 2005. Included in our general and administrative expense are salaries and related expenses for our executive officers, administrative employees and corporate costs such as legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reasons for the increase are higher personnel and administrative costs associated with the infrastructure necessary for long-term growth of $0.7 million and ForeFront Crellin expense of $0.3 million, partially offset by lower bad debt charges of $0.1 million and the elimination of accounting fees and other costs associated with the ForeFront acquisition (which did not recur in 2006) of $0.2 million.

Interest expense was $0.4 million for the six months ended July 1, 2006 as compared to $0.5 million for the six months ended July 2, 2005, resulting from lower borrowings in the current period.

Liquidity and Capital Resources

We have incurred an accumulated deficit at July 1, 2006 of $14.2 million. We had negative working capital at July 1, 2006 of $0.4 million, which includes the $1.6 million current portion of a note payable due to a related party that is due June 30, 2007 and was reclassified into a current liability in the current year period. We incurred a net loss for the six months ending July 1, 2006 of $3.7 million.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our revolving credit facility and the sale of our capital stock and convertible debenture to Stanford, our principal shareholder. Management believes that cash balances on hand and generated from operations, availability of funds under our line of credit and proceeds from the sale of the Preferred Stock to Stanford will be adequate to satisfy our projected operating cash requirements during the next twelve months. If necessary, we may seek to raise additional capital through the future issuance of equity or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $4.1 million of cash for the six months ended July 1, 2006, as compared to $2.7 million during the comparable period of 2005. The increase in cash used by operating activities for 2006 as compared to 2005 is attributable to a higher net loss of $2.2 million, partially offset by less cash used in the 2006 period for accounts receivable, inventory and prepaid expenses of $0.8 million.

Investing activities used $0.5 million for the six months ended July 1, 2006, whereas such activities used $0.2 million in the comparable period in 2005. Cash used in investing activities in 2006 is primarily attributable to purchases of property and equipment of $0.5 million.

Financing activities provided $3.8 million for the six months ended July 1, 2006, whereas such activities provided $2.0 million for the comparable period in 2005. The principal source of cash provided by financing activities was proceeds from the sale of $2.4 million of preferred stock to our majority shareholder, Stanford, and an increase in net borrowings under our revolving credit facility of $1.6 million.

Cash at July 1, 2006 was $0.3 million compared with $1.1 million at December 31, 2005. At July 1, 2006 we had stockholders’ equity of $1.0 million compared with $2.2 million at December 31, 2005.

On October 18, 2004, we obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased by 1% from prime (8.25% at July 1, 2006) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility, and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to us on April 11, 2006 and is included in cash in the accompanying balance sheet. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At July 1, 2006, the balance of the line of credit was $5.6 million. The revolving credit facility from FCC requires us to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance with respect to the change of control, fixed charge and maximum salary covenants and amended the financial covenants for the remainder of the term of the facility. In May 2006, FCC granted a waiver of non compliance with respect to the fixed charge covenant as of March 31, 2006. In August 2006, FCC granted a waiver of non compliance that occurred as of July 1, 2006 with respect to the fixed charge and tangible net worth covenants. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will continue to provide waivers if we are not in compliance. However, we believe that, if necessary, we will be able to secure any such waivers. In addition, we believe cash balances on hand and cash generated from operations as well as proceeds from the availability of the preferred stock under the Preferred Stock Purchase Agreement with Stanford (further discussed below) will be sufficient to fund the business requirements during 2006. As of July 1, 2006, we had $3.6 million available under the Preferred Stock Purchase Agreement. If necessary, we may seek to restructure our existing debt and/or raise capital through the future issuance of our securities.

At July 1, 2006, we had a short-term note and a long-term note payable to the former shareholders of ForeFront. The original short-term obligation was a non-interest-bearing note in the amount of $2,240,000 which was due in installments of $560,000 each on November 15 and December 15, 2004 and one installment of $1,120,000 on December 31, 2004. By mutual agreement between the parties, the two December installments were deferred until January 2005 and were due on demand. The December 15, 2004 scheduled payment of $560,000 was made on January 3, 2005. The remaining balance of $1,120,000 was rescheduled for payment on August 31, 2005 with interest at 10% per annum payable monthly. On September 6, 2005, a payment in the amount of $370,000 was made against the short-term note, and on May 15, 2006, a payment in the amount of $250,000 was made. The remaining balance of $500,000 was rescheduled for payment on or before January 31, 2006 with interest at 10% per annum payable monthly and remains unpaid and due on demand with interest at 10% payable monthly. The other note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have provided a letter of credit issued by Stanford in the amount of $3,200,000 to guarantee this note payable. The letter of credit expires in January 2008.

Another source of liquidity has been the purchase by SVCH, and subsequently Stanford, of our securities. Under a Securities Purchase Agreement, dated October 15, 2004, SVCH made an aggregate investment in our common stock, in several tranches, totaling $4,500,000. For its aggregate investment of $4,500,000, SVCH received an aggregate of 2,250,000 shares of our common stock.

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we agreed to authorize a class of Series A preferred stock which Stanford could convert the Debenture into, at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of our common stock and has a liquidation preference of $2.00 per preferred share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. We also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to Series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,000,000 shares of our Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock and issuance of 5-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement each share of Preferred Stock is convertible (based on the stated value of the preferred stock at a $2.00 conversion price) into one half share of our common stock and is entitled to one half vote per preferred share. Under the terms of the Purchase Agreement, Stanford has acquired (in various tranches) an aggregate of 2,700,000 shares of Series B Preferred Stock and Warrants to purchase an aggregate of 810,000 shares of our common stock for $5,400,000. Stanford has assigned half of all Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All of these Warrants have been exercised by Stanford and the five employees as follows: (1) 450,000 Warrants were exercised in November 2005, (2) 210,000 Warrants were exercised in March 2006, (3) 150,000 Warrants were exercised in July 2006.

In July and August 2006, Stanford acquired 525,000 shares of Series B Preferred Stock and Warrants to purchase 157,500 shares of our common stock for $1,050,000 consisting of two $250,000 installments received on July 3 and July 21, 2006, respectively, a $400,000 payment received on July 28, 2006, and a $150,000 payment received on August 4, 2006. Stanford assigned half of the 157,500 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity Series C Preferred Stock, when authorized by us, and warrants to purchase an additional 150,000 shares of our Common Stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be derivative liabilities in accordance with the provisions of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Stanford is the owner of 71.9% of our issued and outstanding common stock (assuming conversion of all preferred stock) at July 1, 2006. Stanford is the owner of all of our issued and outstanding preferred stock.

On November 21, 2005, our Board of Directors authorized a 1-for-2 reverse stock split of the issued and outstanding shares of our common stock effective December 5, 2005.

Accounts receivable at July 1, 2006 was $5.7 million, as compared to $4.7 million at December 31, 2005, an increase of 19.3%. Days sales outstanding (“DSO”) were 72.7 days at July 1, 2006, compared with 104.4 days at December 31, 2005. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature. Our DSO outstanding have been trending positively over the six month period ended July 1, 2006.

Accounts payable and accrued expenses were $4.6 million at July 1, 2006, as compared to $4.1 million at December 31, 2005.

We expended funds for capital expenditures of $0.5 million for property and equipment during the six months ended July 1, 2006.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our unaudited condensed consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually (December 31 for the Company), or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Income Taxes

We account for income taxes under SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

During the first quarter of 2006, our management determined that we did not maintain effective controls over the timeliness of our month-end close processes, which we determined to be a significant deficiency. This deficiency resulted in delays in the preparation of the monthly financial reports required by our lender and certain adjustments to these reports. We continue to remedy this condition by ensuring that we have sufficient personnel to assist in the timely preparation of monthly reports required by our lender. In addition, we are continuing to enhance our month-end closing procedures.

During 2005, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on the evaluation, our independent registered public accountants reported to our board of directors certain matters involving internal controls that were considered to be significant deficiencies. There was a significant deficiency regarding contract negotiation and approval, including potential conflicts of interest, and a significant deficiency with respect to the prior approval of sales outside of pre-approved pricing parameters. We continue to remedy these conditions by improving our controls and procedures regarding these two areas, including issuing policies and procedures in these areas. The contract negotiation and approval, including potential conflicts of interests, and the approval of sales outside of pre-approved pricing parameters are no longer considered to be significant deficiencies. In general, other internal control concerns resulted from the lack of segregation of duties due to the Company’s small size. Wherever possible, compensating controls have been established.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During May and June, 2006, under the terms of the Purchase Agreement, Stanford acquired an additional 500,000 shares of Series B Preferred Stock and Warrants to purchase 150,000 shares of the Company’s common stock for $1,000,000 with four $250,000 installments received on May 8, May 16, June 5 and June 26, 2006, respectively. Stanford assigned half of the 150,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All 150,000 Warrants were exercised by Stanford and the five employees in July 2006.

In July and August 2006, Stanford acquired 525,000 shares of Series B Preferred Stock and Warrants to purchase 157,500 shares of the Company’s common stock for $1,050,000 consisting of two $250,000 installments received on July 3 and July 21, 2006, respectively, a $400,000 payment received on July 28, 2006, and a $150,000 payment received on August 4, 2006. Stanford assigned half of the 157,500 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our principal stockholder holding 71.9% of our voting power approved the following proposals, pursuant to a written consent dated June 20, 2006:

•	To approve an amendment to our Articles of Incorporation increasing the number of shares of preferred stock available for issuance to 25,000,000 shares of preferred stock. The preferred stock may be issued with such rights as may be set forth in a resolution or resolutions providing for the issuance of such preferred stock adopted by our Board of Directors from time to time;

•	To approve an amendment to our Articles of Incorporation changing our name from Datrek Miller International, Inc. to ForeFront Holdings, Inc.; and

•	To approve an amendment to our 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”) increasing the number of shares of our common stock issuable under the Plan upon exercise of options granted to our employees, directors and advisors from 500,000 shares to 1,000,000 shares.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits:

10.1	Waiver and Seventh Amendment to Loan and Security Agreement, dated August 10, 2006.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006

FOREFRONT HOLDINGS, INC.

By:	/s/ Michael S. Hedge
Michael S. Hedge
Chief Executive Officer

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Waiver and Seventh Amendment to Loan and Security Agreement, dated August 10, 2006.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.