Form 10QSB
period 2006-09-30
FOREFRONT HOLDINGS, INC.
filed 2006-11-14
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2006

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

The number of shares of common stock and preferred stock outstanding on November 7, 2006, was 7,548,239 and 5,650,000, respectively. Unless otherwise specified herein, all common share, warrant and option amounts give effect to a 1-for-2 reverse stock split effective as of December 5, 2005.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

FOREFRONT HOLDINGS, INC.

PART I - Financial Information

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2006

(Unaudited)

ASSETS
Current assets:
Cash	$127,972
Accounts receivable, net of allowance of $499,245	5,645,580
Inventories, net	7,023,519
Prepaid expenses	517,938
Other receivables	43,829

Total current assets	13,358,838

Property and equipment, net	2,001,476
Intangibles, net of accumulated amortization of $1,168,838	3,827,069
Goodwill	547,657
Other assets	28,259

Total assets	$19,763,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$5,557,441
Accounts payable and accrued liabilities	6,593,014
Interest payable and accrued liabilities to related parties	354,657
Notes payable to related parties	2,175,000
Capital lease obligation	27,090

Total current liabilities	14,707,202

Notes payable to related parties, less current portion	2,100,000
Guarantee under purchase consideration to related party	487,500
Capital lease obligation, less current portion	133,296
Accrued pension liability, less current portion	428,285
Minority interest in subsidiary	74,088

Total liabilities	17,930,371

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000
Series B Preferred stock, $.001 par value; 4,500,000 shares authorized; 4,300,000 shares issued and outstanding (Liquidation preference $8,600,000)	4,300
Common stock, $.001 par value; authorized 500,000,000 shares; 7,045,739 shares issued and outstanding	7,046
Additional paid-in capital	18,998,204
Accumulated deficit	(17,177,622)

Total stockholders’ equity	1,832,928

Total liabilities and stockholders’ equity	$19,763,299

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$6,621,553	$6,524,448	$21,528,920	$21,240,828

Cost of sales	5,519,478	5,290,722	16,487,305	15,505,338

Gross margin	1,102,075	1,233,726	5,041,615	5,735,490

Operating expenses
Sales and marketing	1,938,265	1,727,120	6,236,054	5,027,230
General and administrative	1,888,566	1,077,224	4,864,953	3,333,375

Total operating expenses	3,826,831	2,804,344	11,101,007	8,360,605

Loss from operations	(2,724,756)	(1,570,618)	(6,059,392)	(2,625,115)

Other income (expense)
Interest expense (three- and nine-month periods include related party expense of $64,597 and $228,276 in 2006 and $116,599 and $301,791 in 2005, respectively)	(251,479)	(319,682)	(687,219)	(792,598)
Other income, net	27,628	24,852	67,185	25,937

Net other expense	(223,851)	(294,830)	(620,034)	(766,661)

Net loss	$(2,948,607)	$(1,865,448)	$(6,679,426)	$(3,391,776)

Basic and diluted net loss per common share	$(0.43)	$(0.33)	$(1.00)	$(0.60)

Basic and diluted weighted average common shares outstanding	6,829,072	5,611,092	6,662,745	5,620,994

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net loss	$(6,679,426)	$(3,391,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801,683	588,760
Amortization of loan fees	37,500	37,500
Minority interest in subsidiary	(47,162)	—
Common stock issued for services	—	18,000
Stock based compensation	155,540	—
Bad debts	71,428	163,541
Loss on disposal of fixed assets	853	—

Convertible debenture debt discount	—	48,702

Changes in assets and liabilities:
Accounts receivable	140,121	(679,680)
Inventories	(629,976)	1,006,130
Prepaid expenses	83,212	(11,122)
Other receivables	13,020	32,182
Other assets	(25,847)	34,240
Accounts payable and accrued liabilities	1,308,366	(758,673)
Interest payable and accrued liabilities to related parties	90,671	—

Net cash used in operating activities	(4,680,017)	(2,912,196)

Cash flows from investing activities:
Payment for ForeFront Burton, net of cash acquired of $4,143	(1,970,857)	—
Purchase of property and equipment	(458,404)	(268,757)
Contingent acquisition payment to related party	(63,863)	(116,108)

Net cash used in investing activities	(2,493,124)	(384,865)

Cash flows from financing activities:
Net borrowings under revolving credit facility	1,539,320	590,192
Net payments to finance company	—	(21,560)
Borrowings under convertible debenture note - Stanford	—	2,000,000
Payments under capital lease obligations	(14,687)	—
Payment of notes to related parties	(900,000)	(930,000)
Payment of note to bank	(59,307)	—
Exercise of warrants - Stanford	398	—
Sale of common stock - Stanford	—	560,000
Sale of preferred stock - Stanford	5,600,000	—

Net cash provided by financing activities	6,165,724	2,198,632

Net decrease in cash	(1,007,417)	(1,098,429)
Cash, beginning of period	1,135,389	1,363,168

Cash, end of period	$127,972	$264,739

Supplemental disclosures of cash flow information:
Interest paid	$770,323	$774,120
Income taxes paid	$31,722	$43,285

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$94,276	$—
Convertible debenture debt discount	$—	$974,026
Common stock issued	$—	$36,000

Net assets acquired and liabilities assumed of Burton:
Total purchase price	$4,376,947	$—
Less: cash consideration paid	(1,975,000)	—

Non-cash consideration	$2,401,947	$—

Notes Payable –Burton shareholders	$1,225,000	$—
Guarantee under purchase consideration	487,500	—
Common stock issued	512,500	—
Acquisition costs ($144,000 finder’s fee to Stanford and $32,947 for legal services)	176,947	—

Allocation of non-cash consideration	$2,401,947	$—

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

ForeFront Holdings, Inc. (“ForeFront Holdings” or “the Company”) is comprised of its both direct and indirect wholly owned subsidiaries ForeFront Group Inc. (“ForeFront”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Multimedia, LLC, (“Multimedia”), and a 50% ownership interest in ForeFront Crellin LLC (“ForeFront Crellin”). The Company manufactures, designs, assembles and distributes golf bags and golf accessories for sale to on-course golf pro shops and off-course golf specialty shops, sporting goods stores, corporate premium customers, golf event sponsoring organizations, and mass merchandisers mainly in the United States and Canada. The Company is based and conducts a substantial portion of its operations in Springfield, Tennessee.

ForeFront Holdings is the successor to Greenhold Group, Inc., (“GGI”) (a public company) which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, ForeFront Holdings entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into ForeFront Holdings. On October 25, 2004, GGI amended its articles of incorporation to change its name to Datrek Miller International, Inc. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc (“DPB”). Stanford Venture Capital Holdings Inc. (“SVCH”), prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of ForeFront Holdings’ common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became the principal shareholder. Accordingly, the acquisition of Miller by ForeFront Holdings was accounted for as a reverse merger. The acquisition of DPB was accounted for as a business combination. On July 27, 2006, Datrek Miller International, Inc. amended its articles of incorporation to change its name to ForeFront Holdings, Inc.

Since the completion of the transactions described above, SVCH has transferred its interests in ForeFront Holdings to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront Holdings whereby it has invested an aggregate of $10,600,000, and currently owns 71.9% of ForeFront’s Holdings issued and outstanding common stock (assuming conversion of all preferred stock) at September 30, 2006.

On September 12, 2006, the Company, through ForeFront Burton, executed an Asset Purchase Agreement (the “Burton Purchase Agreement”) with Burton Golf, Inc. (“Burton”). Under the Burton Purchase Agreement, which is effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash and $2,225,000 in promissory notes described in greater detail below, as well as $176,947 of acquisition costs. The Company also issued 250,000 shares of its common stock to Burton which shall be used to satisfy a portion of the promissory notes.

Burton, based in Fort Walton Beach, Florida, manufactures and markets high quality golf bags and accessories and is a leading supplier of premium golf bags throughout the Company’s existing distribution channels which distribute throughout North America and internationally. The Company purchased Burton to further expand ForeFront’s market share of the golf bag market.

A portion of the purchase price under the Burton Purchase Agreement is evidenced by three unsecured promissory notes delivered to Burton. A short-term note in the principal amount of $475,000 is payable in three installments, with the final installment due in November 2006. The short-term note does not bear interest. A second note in the principal amount of $750,000 with interest accruing at 8% per annum is payable in two installments on the first and second anniversary of the closing. Payments of interest under this note are due quarterly commencing in the third quarter of 2006. The third note represents a guarantee of the consideration paid in the acquisition that is associated with the value of the common shares issued, based upon the per share price of the Company’s common stock on the third anniversary of the closing. The third note does not bear interest. Each of the promissory notes may be prepaid at any time without penalty.

The third note, representing the guarantee, will be satisfied with the 250,000 shares of issued common stock if, as of the second, two and one-half or third anniversary of the closing, such shares may be sold on any national exchange or other established market, and the per share market price of such shares is equal to or greater than $4.00. In such case, the note shall be deemed paid and satisfied in full on such anniversary of the closing. In the event that the per share market price of the shares is less than $4.00 on each of such anniversary dates, then the principal balance of the note, less the fair value of such shares on the third anniversary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

date, may be satisfied in cash or additional shares of the Company’s common stock on the third anniversary of the closing. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard 141, “Business Combinations” (“FAS 141”), the fair value of the shares issued is recorded at fair value as of the acquisition date. Due to the uncertainty of the amount of the third note that will be satisfied in stock in lieu of a cash payment, the remaining obligation under the note has been classified as a contingent long-term liability. At such time that the obligation is settled, the note will be relieved and paid-in-capital will be adjusted to the fair value of the stock or the total principal amount of the note, whichever is less.

ForeFront Burton’s activity is included from the effective date of acquisition in the Condensed Consolidated Financial Statements.

On October 25, 2004, ForeFront Holdings effected a one-for-thirty-five reverse split of its common stock. On December 5, 2005, the Company effected a one-for-two reverse split of its common stock. All common share, warrant, option and per share amounts presented in these unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect both the one-for-thirty-five and the one-for-two reverse stock splits.

Liquidity and Capital Resources

The Company incurred net losses of $6.7 million and $3.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The Company was not in compliance with its change of control, fixed charge coverage and salary covenants with respect to its line of credit facility at December 31, 2005. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the loan agreement including a waiver of these covenants (as set forth in a Waiver and Sixth Amendment). In connection with the amendment of the loan agreement, the term was extended for an additional three-year period through October 2009, and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate decreased by 1% from prime (8.25% at September, 2006) plus 2.5% to prime plus 1.5%. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date. The facility continues to carry a monthly maintenance fee of $2,000 and interest is payable monthly. The restricted cash of $700,000 that was formerly held by FCC was released on April 11, 2006. The Company was not in compliance with its fixed charge coverage and tangible net worth covenants with respect to its line of credit facility at September 30, 2006. On November 10, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the loan agreement including a waiver of these covenants (as set forth in a Waiver and Seventh Amendment) through November 10, 2006.

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. In November 2006, the Company negotiated an amendment to the Purchase Agreement (“the Amendment”), which is subject to final execution by both parties. Under the Amendment, in order to provide the Company with funds for acquisitions and working capital, Stanford will have the right to buy shares of the Company’s Series C Preferred Stock and warrants covered by the Amendment for an aggregate purchase price of $8,000,000, subject to Stanford’s approval of each transaction in its sole discretion. In contemplation of the transactions set forth in the Amendment, Stanford advanced the Company a total of $1,200,000 in four installments of $300,000 on November 3, 2006; November 6, 2006; November 10, 2006 and November 13, 2006, respectively.

There can be no assurance that the Company will be in compliance with the above-mentioned bank covenants in the future and there can be no assurance that FCC will continue to provide waivers if the Company is not in compliance. In addition, there can be no assurance that Stanford will execute or fund the Amendment. However, management believes that, if necessary, the Company will be able to secure any such bank waivers. In addition, management believes cash balances on hand and cash generated from operations, as well as proceeds from the sale of the preferred stock under the Purchase Agreement and the proposed Amendment with Stanford (see Notes 8 and 13), will be sufficient to fund the business requirements during the next twelve months. Historically, the Company has been, and currently continues to be dependent on the funding it has received from Stanford. Without this continued financial support, as is called for in the Purchase Agreement, the Company would be required to restructure its existing debt and/or raise capital through the issuance of its debt or equity securities.

Significant accounting policies are as follows:

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share (“EPS”) was the same as basic net loss per share since the inclusion of common stock equivalents would have been anti-dilutive. Common stock equivalents include shares issuable upon the exercise of stock options and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options and preferred stock were 3,339,750 at September 30, 2006 and 329,750 at October 1, 2005, respectively.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ForeFront Holdings and its both direct and indirect wholly owned subsidiaries, ForeFront, ForeFront Burton, Miller and Multimedia, as well as ForeFront Crellin, in which the Company holds a 50% interest. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 31, 2006.

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The third quarter of 2006 and 2005 ended on September 30 and October 1, respectively.

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 157 is effective for the Company for the year ended December 31, 2006. The Company does not expect the new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2. Inventories, net

Inventories at September 30, 2006 are summarized as follows:

Raw materials	$1,493,821
Work in progress	301,145
Finished goods	6,117,562

7,912,528
Reserve for slow-moving and obsolete inventories	(889,009)

Total	$7,023,519

Note 3. Property and Equipment, net

Property and equipment at September 30, 2006 is summarized as follows:

Machinery and equipment	$1,329,639
Furniture and fixtures	1,101,142
Leasehold Improvements	101,557
Product prototypes	147,327

2,679,665
Less: Accumulated depreciation	(696,236)

1,983,429
Construction in progress of fixtures and product prototypes	18,047

Total property and equipment, net	$2,001,476

Depreciation expense totaled $323,067 and $149,378 for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.

Note 4. Stock-Based Compensation

On June 22, 2005 the Company’s Board of Directors approved the adoption of the Company’s 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). As amended, the Plan authorizes the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock to directors, officers and certain other employees of the Company. The Plan allows the Company to issue both non-qualified stock options and incentive stock options to qualified directors, officers and employees.

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R. The impact of the adoption of SFAS 123R on the condensed consolidated financial statements was deminimus. The Company had 329,750 options outstanding at October 1, 2005. The pro forma effect of these options was not material to the three- and nine-month periods ended October 1, 2005, and, therefore, no pro forma disclosures are considered necessary.

Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three and nine-month periods ended September 30, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense for the three- and nine-month periods ended September 30, 2006 was $89,589 and $155,540, respectively. As of September 30, 2006, there was $694,857 of total unrecognized compensation cost (at fair value) related to non-vested share-based compensation arrangements granted under the Plan that is being recognized as an expense between October 2006 through June 2009.

Options to purchase 417,000 shares, with lives of ten years, vesting ratably over a three year period, were issued during the nine months ended September 30, 2006 to a group of eligible recipients under terms of the Plan. These options have exercise prices ranging from $1.50 to $2.20. The weighted average fair value per share of these options was estimated to be $1.33 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Option activity was as follows for the nine-month period ended September 30, 2006.

	Shares	Weighted-Average Exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	302,250	$2.22
Granted	417,000	1.81
Forfeited/Cancelled	(29,500)	2.39

Outstanding at 9/30/06	689,750	$1.96	$27,590

Exercisable at 9/30/06	90,917	$2.20	—

Option activity for unvested options was as follows for the nine-month period ended September 30, 2006.

	Shares	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	302,250	$1.29
Granted	417,000	1.33
Vested	(90,917)	1.31
Forfeited/Cancelled	(29,500)	1.29

Unvested at 9/30/06	598,833	$1.31

Shares available for issuance under the Plan were 310,250 as of September 30, 2006.

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

	Nine Months Ended
	September 30, 2006	October 1, 2005
Dividend yield	0%	0%
Weighted average expected life	3.0 years	3.0 years
Weighted average risk-free interest rate	5.15%	3.77%
Expected volatility	310.53%	91.00%

A further summary of options outstanding at September 30, 2006, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years
$ 2.20	417,750	9.0
$ 1.50	222,000	9.7
$ 2.05	50,000	10.0

	689,750

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired DPB and recorded intangibles including a customer list and a registered tradename. The total consideration paid for DPB’s net assets was $6,471,000 and included $2,632,000 of intangible assets. Additionally, the former shareholders of DPB receive a payment as contingent consideration based on assembly, distribution and sales of certain products under service agreements of up to $1,000,000 over terms ranging from three to five years (“Contingent Payment”). The Company is capitalizing as an intangible the Contingent Payment in the period in which the Contingent Payment is incurred and is amortizing the Contingent Payment over the remaining terms of the service agreements.

On September 12, 2006 the Company acquired ForeFront Burton and recorded intangibles including a customer list, a registered tradename and a customer logo database. The total consideration paid for Burton’s net assets was $4,376,947 and included $2,155,742 of intangible assets. The Company considers the tradename to have an indefinite life. As such, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the tradename, which has been valued at $979,000, will not be amortized and will be reviewed for impairment at least annually.

The following is a summary of intangibles:

		At September 30, 2006		Amortization for the Nine Months Ended
Description	Cost	Amortization	Net Asset	September 30, 2006	October 1, 2005
Customer Lists	$1,875,000	$564,833	$1,310,167	$234,083	$204,750
Registered Trade Names	2,792,000	529,267	2,262,733	202,698	220,651
Customer Logo Database	120,742	4,006	116,736	4,006	—
Contingent Payment	208,165	70,732	137,433	37,829	13,981

Total	$4,995,907	$1,168,838	$3,827,069	$478,616	$439,382

On October 15, 2004 the Company recorded goodwill for its purchase of DPB in the amount of $361,503, and on September 12, 2006 the Company recorded goodwill for its purchase of ForeFront Burton in the amount of $186,154.

Note 6. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth amendment) extending the term for an additional three-year period, through October 2009, and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased by 1% from prime (8.25% at September 30, 2006) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to the Company on April 11, 2006. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other assets of the Company. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At September 30, 2006, the balance of the line of credit was $5.6 million. The line of credit from FCC requires the Company to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance that occurred as of December 31, 2005 with respect to the change of control, fixed charge and maximum salary covenants and amended the financial covenants for the remainder of the term of the facility. During 2006, FCC has granted waivers of non compliance that have occurred through November 10, 2006. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will continue to provide waivers if the Company is not in compliance. However, management believes that, if necessary, the Company will be able to secure any necessary waivers.

Note 7. Note Payables to Related Parties

On October 15, 2004, the Company acquired substantially all of the assets and liabilities of DPB. The purchase price for DPB included among other items, notes payable totaling $5,440,000, consisting of a short-term note payable of $2,240,000 and a long-term note payable of $3,200,000 to Ryan Holdings, Inc. The shareholders of Ryan Holdings, Inc., the successor of DPB, are Deborah and Dennis Ryan. As of April 13, 2006, Ms. Ryan separated from service as the Company’s Executive Vice-President of ForeFront. Ms. Ryan remains a director of the Company. Mr. Ryan separated from service as President of the Off-Course division on May 26, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Regarding the unsecured short-term obligation of $2,240,000, $560,000 was paid in November 2004, $560,000 was paid in January 2005, $370,000 was paid in September 2005, $250,000 was paid in May 2006, $400,000 was paid in July 2006 and a final payment of $100,000 was paid in August 2006. Beginning in January 2005, the note carried interest at 8% per annum payable monthly, increasing to 10% per annum payable monthly in February 2005 and thereafter.

The long-term note in the amount of $3,200,000 bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007, respectively. The Company has an outstanding letter of credit in the amount of $3,200,000 to guarantee this note payable. The letter of credit was issued by Stanford and expires in January 2008. The principal installment in the amount $1,600,000, due on June 30, 2007, is presented as a current liability in the accompanying balance sheet for the period ended September 30, 2006.

On September 12, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton. The purchase price for Burton of $4,376,947 included among other items, notes payable totaling $2,225,000, consisting of a short-term note payable of $475,000, a long-term note payable in the amount of $750,000 and a promissory note, representing a guarantee of the consideration paid in the acquisition that is associated with the value of the Company’s common stock, in the amount of $1,000,000. Two significant shareholders of Burton are now employed with ForeFront Burton as of the effective date of the acquisition.

The first note is an unsecured, non-interest bearing, short-term obligation of $475,000, in which $150,000 was paid in September 2006, $87,500 was paid in October 2006 and $237,500 was paid in November 2006.

The second note is an unsecured, long-term note in the amount of $750,000 which bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008. The principal installment in the amount $250,000, due on September 12, 2007, is presented as a current liability in the accompanying balance sheet for the period ended September 30, 2006.

The third note is an unsecured, non-interest bearing, long-term note in the amount of $1,000,000 and represents the guarantee, as discussed above. It is payable in one lump sum on September 12, 2009. As discussed in Note 1 above, this note will be satisfied, in part or in full, with common stock that the Company issued to Burton. In accordance with SFAS 141, the fair value of the shares at the acquisition date of $512,500 has been recorded in the shareholders’ equity section of the accompanying balance sheet for the period ended September 30, 2006. Due to the uncertainty of the amount of the note that will be satisfied with the issued stock, the remaining obligation under the note of $487,500 has been recorded as a guarantee for the purchase consideration in the accompanying balance sheet for the period ended September 30, 2006.

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

On November 30, 2005, the Company entered into the Purchase Agreement with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock and issuance of 5-year warrants to purchase up to 1,350,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, subject to Stanford’s approval of each installment in its sole discretion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the Purchase Agreement, each share of Preferred Stock is convertible (based on the stated value of the preferred stock at a $2.00 conversion price) into one half share of the Company’s common stock and is entitled to one half vote per preferred share. Under the terms of the Purchase Agreement, Stanford has acquired (in various tranches) an aggregate of 4,300,000 shares of Series B Preferred Stock and Warrants to purchase an aggregate of 1,290,000 shares of the Company’s common stock for $8,600,000. Stanford has assigned half of all Warrants issuable under the Purchase Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All of these Warrants have been exercised by Stanford and the five employees as follows: 450,000 Warrants were exercised in November 2005, 210,000 Warrants were exercised in March 2006, 187,500 Warrants were exercised in July 2006 and 442,500 Warrants were exercised in October 2006.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity preferred stock, when authorized by the Company, and warrants to purchase an additional 150,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be a derivative liability in accordance with the provisions of FASB Statement No. 133 or EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Stanford is the owner of 71.9% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at September 30, 2006. Stanford is the owner of all of the Company’s issued and outstanding preferred stock.

See Note 13 below for further discussion of the Company’s agreement with Stanford.

Note 9. Litigation

Incident to the Company’s business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon the Company’s consolidated financial position or annual results of operations.

Note 10. Burton Acquisition - Pro Forma Information

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton. Under the Burton Purchase Agreement, which is effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash and $2,225,000 in promissory notes, as well as $176,947 of acquisition costs. The Company also issued 250,000 shares of its common stock to Burton which shall be used to satisfy a portion of the promissory notes.

Based on the Company’s evaluation, the allocation of the purchase price is as follows:

Assets acquired:
Cash	$4,143
Accounts and other receivables, net	977,401
Inventories, net	1,282,126
Prepaid expenses	107,648
Property and equipment, net	741,593
Identifiable intangible assets	2,149,453
Goodwill	186,154

Total assets acquired	$5,448,518

Liabilities assumed:
Accounts payable	$712,808
Other accrued expenses	218,659
Capital lease payable	80,797
Note payable to bank	59,307

Total liabilities assumed	$1,071,571

Total consideration	$4,376,947

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the unaudited pro forma combined results of operations of the Company, assuming the Burton transaction discussed in Note 1 had been executed at the beginning of each period presented. The results have been adjusted to account for the amortization of acquired intangibles, as well as other pro forma adjustments. The pro forma information presented below does not purport to represent what actual results would have been if the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information for the three and nine month periods ended September 30, 2006 and October 1, 2005, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$7,778,159	$8,554,847	$27,870,905	$29,103,729
Net loss	$(3,799,627)	$(2,219,282)	$(8,187,574)	$(3,850,687)
Basic and diluted net loss per common share	$(0.54)	$(0.38)	$(1.19)	$(0.66)
Basic and diluted weighted average common shares outstanding	7,029,072	5,861,092	6,897,930	5,873,771

Note 11. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain distinct categories. Revenues of these categories are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Golf bags	$4,111,364	$3,653,697	$13,664,453	$13,519,003
Golf accessories	2,478,383	2,796,158	7,702,166	7,374,545
Services	31,806	74,593	162,301	347,280

	$6,621,553	$6,524,448	$21,528,920	$21,240,828

Note 12. Departure of Principal Officers

On April 13, 2006, Deborah Ryan, Executive Vice President of ForeFront, separated from the Company. In addition, Dennis Ryan, President of the Off-Course division, separated from the Company with an effective date of May 26, 2006. Under the terms of her employment agreement, Deborah Ryan is entitled to continue to receive her base salary for a period of twelve months along with certain other benefits. Under the terms of his employment agreement, Dennis Ryan is entitled to continue to receive his base salary for a period of twelve months along with certain other benefits. During the nine month period ended September 30, 2006, the Company recorded an expense of $350,000 in relation to these agreements. At September 30, 2006, $214,057 remains unpaid and is reflected as an accrued liability to related parties in the accompanying Condensed Consolidated Balance Sheet.

Note 13. Subsequent Events

In October 2006, Stanford acquired 200,000 shares of Series B Preferred Stock and Warrants to purchase 60,000 shares of the Company’s common stock for an aggregate purchase price of $400,000 received on October 2, 2006. Stanford assigned half of the 60,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement and all such Warrants were exercised during October 2006.

In November 2006, the Company negotiated the Amendment to the Purchase Agreement with Stanford, which is subject to final execution by both parties. The proposed Amendment provides for the purchases of up to an aggregate of 2,000,000 shares of the Company’s Series C Preferred Stock and issuance of 5-year warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.001 per share in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s approval of each transaction in its sole discretion. Initially, each share of Series C Preferred Stock is convertible into one share of the Company’s common stock. Under the Amendment, Stanford will have the right to buy the Series C Preferred Stock and warrants covered by the Amendment for an aggregate purchase price of $8,000,000. In addition, under the terms of the Amendment the Company is required to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock underlying the Series C Preferred Shares and the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

warrants. In contemplation of the transactions set forth in the Amendment, Stanford advanced the Company a total of $1,200,000 in four installments of $300,000 on November 3, 2006; November 6, 2006; November 10, 2006 and November 13, 2006, respectively.

Stanford is the Company’s principal shareholder, owning 71.9% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at September 30, 2006, and has funded the Company’s operations since inception. The Amendment provides for the Company to submit a request for funding and Stanford has the right to accept or reject any requests. If Stanford was not to enter into this Amendment, the Company’s ability to operate the business at current operating levels could be impacted and the Company would be required to restructure its existing debt and/or raise capital through the issuance of its debt or equity securities.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-KSB and 8-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

ForeFront Holdings, Inc. (“ForeFront Holdings” or “the Company”), through its both direct and indirect wholly-owned subsidiaries, ForeFront Group Inc. (“ForeFront”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Multimedia, LLC (“Multimedia”), and a 50% ownership interest in ForeFront Crellin LLC (“ForeFront Crellin”), is a leading supplier of products and value-added services to the golf industry. Our key product offerings include high-quality golf bags and golf accessories marketed to three major trade channels.

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

Through the three key trade channels that we serve, we offer a broad range of golf bags and golf accessories marketed under our primary brand names Datrek, Burton and Miller Golf, as well as licensed brands including NCAA and the Wilson/ NFL team logo branded products.

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

Our executive offices are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. Our telephone number is (615) 384-1286. Our website is www.forefrontgolf.com.

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

We are reliant on purchases of a majority of our inventory from a limited number of vendors located in Southeast Asia. If we are not able to procure this inventory effectively, our business and operating results may suffer.

Results of Operations

The following table sets forth certain unaudited financial data, in thousands, for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	$6,622	100.0%	$6,524	100.0%	$21,529	100.0%	$21,241	100.0%
Cost of sales	5,520	83.4	5,290	81.1	16,487	76.6	15,506	73.0

Gross margin	1,102	16.6	1,234	18.9	5,042	23.4	5,735	27.0

Operating expenses
Sales and marketing	1,938	29.3	1,727	26.5	6,236	29.0	5,027	23.7
General and administrative	1,889	28.5	1,078	16.5	4,865	22.6	3,333	15.7

Total operating expenses	3,827	57.8	2,805	43.0	11,101	51.6	8,360	39.4

Loss from operations	(2,725)	(41.1)	(1,571)	(24.1)	(6,059)	(28.1)	(2,625)	(12.4)

Other income (expense):
Interest expense	(252)	(3.8)	(319)	(4.9)	(687)	(3.2)	(793)	(3.7)
Other income, net	28.4		25	0.4	67	0.3	26	0.1

Net other expense	(224)	(3.4)	(294)	(4.5)	(620)	(2.9)	(767)	(3.6)

Net loss	$(2,949)	(44.5)%	$(1,865)	(28.6)%	$(6,679)	(31.0)%	$(3,392)	(16.0)%

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with other operational and customer–focused performance metrics. Since our operations and fixed expenses are relatively stable, the principal factors our management analyzes in evaluating our performance are changes in our sources of revenue and their related gross margins. To evaluate the effectiveness of our operations and the strength of our financial position, management reviews our days of sales outstanding and inventory turns for each period.

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

Comparison of the Three Months Ended September 30, 2006 and October 1, 2005

Net sales increased $0.1 million for the three months ended September 30, 2006 to $6.6 million compared to $6.5 million during the same period in 2005. This change is comprised of the addition of sales of golf bags from ForeFront Burton of $0.7 million and golf accessories of ForeFront Crellin of $0.3 million offset by decreases in the sales of other accessories of $0.6 million and other golf bags of $0.2 million.

Cost of sales for the three months ended September 30, 2006 was $5.5 million, or 83.4% of net sales, as compared to $5.3 million, or 81.1% of net sales, for the comparable period in the prior year. The principal components of our cost of sales are direct product costs including material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales as a percent of revenues of 2.3% was attributed primarily to inventory markdowns associated with discontinued items of $0.2 million.

Total operating expenses were $3.8 million for the three months ended September 30, 2006, as compared to $2.8 million for the three months ended October 1, 2005. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $1.9 million, or 29.3% of net sales, for the three months ended September 30, 2006, compared to $1.7 million, or 26.5% of net sales, for the three months ended October 1, 2005. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include travel for our sales people, participation in trade shows, advertising, telephone charges, product catalogs, and royalty fees. The increase of $0.2 million is primarily attributable to the addition of $0.1 million associated with ForeFront Burton.

General and administrative expense was $1.9 million, or 28.5% of net sales, for the three months ended September 30, 2006 as compared to $1.1 million, or 16.5% of net sales, for the three months ended October 1, 2005. Included in our general and administrative expense are salaries and related expenses for our executive officers, administrative employees and corporate costs such as legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reasons for the increase of $0.8 million are the addition of expenses of ForeFront Burton of $0.3 million, higher personnel and administrative costs associated with the infrastructure necessary for long-term growth of $0.2 million, the addition of expenses of ForeFront Crellin of $0.2 million and stock option expense of $0.1 million.

Interest expense was $0.3 million for both of the three month periods ended September 30, 2006 and October 1, 2005, respectively.

Comparison of the Nine Months Ended September 30, 2006 and October 1, 2005

Net sales increased $0.3 million for the nine months ended September 30, 2006 to $21.5 million compared to $21.2 million during the same period in 2005. This change is comprised of the addition of sales of golf accessories of ForeFront Crellin of $0.9 million and golf bags of ForeFront Burton of $0.7 million, offset by decreases in the sales of other golf bags of $0.5 million, other accessories of $0.6 million and services revenue of $0.1 million.

Cost of sales for the nine months ended September 30, 2006 was $16.5 million, or 76.6% of net sales, as compared to $15.5 million, or 73.0% of net sales, for the comparable period in the prior year. The principal components of our cost of sales are direct product costs including material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in the cost of sales as a percent of revenues of 3.6% was attributed primarily to lower sales margins resulting from sales discounting.

Total operating expenses were $11.1 million for the nine months ended September 30, 2006, as compared to $8.4 million for the nine months ended October 1, 2005. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $6.2 million, or 29.0% of net sales, for the nine months ended September 30, 2006 compared to $5.0 million, or 23.7% of net sales, for the nine months ended October 1, 2005. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include travel expenses for our sales personnel, participation in trade shows, advertising, telephone charges, product catalogs, and royalty fees. The increase of $1.2 million is primarily attributable to an increase in severance expense for two former officers of $0.4 million, an increase of $0.2 million associated with the PIO division, an increase of $0.1 million associated with Multimedia, an increase of $0.2 million in off-course related expenses and an increase of $0.1 million in on-course expense.

General and administrative expense was $4.9 million, or 22.6% of net sales, for the nine months ended September 30, 2006 as compared to $3.3 million, or 15.7% of net sales, for the nine months ended October 1, 2005. Included in our general and administrative expense are salaries and related expenses for our executive officers, administrative employees and corporate costs such as legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reasons for the increase are higher personnel and administrative costs associated with the infrastructure necessary for long-term growth of $0.6 million, the addition of expenses of ForeFront Crellin of $0.5 million, the addition of expenses of ForeFront Burton of $0.3 million and stock option expense of $0.2 million.

Interest expense was $0.7 million for the nine months ended September 30, 2006 as compared to $0.8 million for the nine months ended October 1, 2005, resulting from lower borrowings in the current period.

Liquidity and Capital Resources

We have incurred an accumulated deficit at September 30, 2006 of $17.2 million. We had negative working capital at September 30, 2006 of $1.3 million, which includes the $1.6 million current portion of a note payable due to a related party that is due June 30, 2007 and was reclassified into a current liability in the current year period. We incurred a net loss for the nine months ending September 30, 2006 of $6.7 million.

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

Operating activities used $4.7 million of cash for the nine months ended September 30, 2006, as compared to $2.9 million during the comparable period of 2005. The increase in cash used by operating activities for 2006 as compared to 2005 is primarily attributable to a higher net loss of $3.3 million and additional cash used for inventory of $1.6 million, partially offset by additional cash provided in the 2006 period from accounts payable and accrued liabilities of $2.1 million and accounts receivable of $0.8 million.

Investing activities used $2.5 million for the nine months ended September 30, 2006, whereas such activities used $0.4 million in the comparable period in 2005. Cash used in investing activities in 2006 is primarily attributable to the payment for ForeFront Burton, net of cash acquired, of $2.0 million and purchases of property and equipment of $0.5 million.

Financing activities provided $6.2 million for the nine months ended September 30, 2006, whereas such activities provided $2.2 million for the comparable period in 2005. The principal source of cash provided by financing activities was proceeds from the sale of $5.6 million of preferred stock to our principal shareholder, Stanford, and an increase in net borrowings under our revolving credit facility of $1.5 million, offset by repayments of notes to related parties of $1.0 million.

Cash at September 30, 2006 was $0.1 million compared with $1.1 million at December 31, 2005. At September 30, 2006 we had stockholders’ equity of $1.8 million compared with $2.2 million at December 31, 2005.

On October 18, 2004, we obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased by 1% from prime (8.25% at September 30, 2006) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility, and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to us on April 11, 2006 and is included in cash in the accompanying balance sheet. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 50% of eligible inventory less certain reserves, subject to a loan cap of $5.0 million for eligible inventory and $0.5 million for in-transit inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At September 30, 2006, the balance of the line of credit was $5.6 million. The revolving credit facility from FCC requires us to comply with certain covenants. In March 2006, FCC granted waivers of non-compliance with respect to the change of control, fixed charge and maximum salary covenants and amended the financial covenants for the remainder of the term of the facility. During 2006, FCC has granted waivers of non compliance that have occurred through November 10, 2006. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will continue to provide waivers if we are not in compliance. However, we believe that, if necessary, we will be able to secure any such waivers. In addition, we believe cash balances on hand and cash generated from operations as well as proceeds from the availability of the preferred stock under the Preferred Stock Purchase Agreement with Stanford (further discussed below) will be sufficient to fund our business requirements the next twelve months; however, if Stanford does not enter in the Amendment to the Purchase Agreement described below, we may not have sufficient funds to satisfy these operating cash requirements. If necessary, we may seek to restructure our existing debt and/or raise capital through the future issuance of our securities.

At September 30, 2006, we had a long-term note payable to Ryan Holdings, Inc. in the amount of $3,200,000 which bears interest at the rate of 8% per annum, payable quarterly. The principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. We have provided a letter of credit issued by Stanford in the amount of $3,200,000 to guarantee this note payable. The letter of credit expires in January 2008.

At September 30, 2006, we had a short-term note payable to Burton Golf, Inc. of $475,000, a long-term note payable in the amount of $750,000 and a promissory note, representing a guarantee of the consideration paid in the acquisition of ForeFront Burton that is associated with the value of the our common stock, in the amount of $1,000,000.

The first note is an unsecured, non-interest bearing, short-term obligation of $475,000, in which $150,000 was paid in September 2006, $87,500 was paid in October 2006 and $237,500 was paid in November 2006.

The second note is an unsecured, long-term note in the amount of $750,000 which bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in two installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008.

The third note is an unsecured, non-interest bearing, long-term note in the amount of $1,000,000 and represents the guarantee, as discussed above. It is payable in one lump sum on September 12, 2009. This note will be satisfied, in part or in full, with common stock that we issued to Burton Golf, Inc. In accordance with SFAS 141 “Business Combinations,” the fair value of the shares at the acquisition date of $512,500 has been recorded in the shareholders’ equity section of our Condensed Consolidated Balance Sheet for the period ended September 30, 2006. Due to the uncertainty of the amount of the note that will be satisfied with the issued stock, the remaining obligation under the note of $487,500 has been recorded as a guarantee for the purchase consideration in our Condensed Consolidated Balance Sheet for the period ended September 30, 2006.

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

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of our Series B Convertible Preferred Stock (the “Preferred Stock”) at a purchase price of $2.00 per share of Preferred Stock and issuance of 5-year warrants to purchase up to 1,350,000 shares of our common stock at an exercise price of $0.001 per share (the “Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s approval of each installment in its sole discretion.

Under the Purchase Agreement each share of Preferred Stock is convertible (based on the stated value of the preferred stock at a $2.00 conversion price) into one half share of our common stock and is entitled to one half vote per preferred share. Under the terms of the Purchase Agreement, Stanford has acquired (in various tranches) an aggregate of 4,300,000 shares of Series B Preferred Stock and Warrants to purchase an aggregate of 1,290,000 shares of our common stock for $8,600,000. Stanford has assigned half of all Warrants issuable under the Purchase Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All of these Warrants have been exercised by Stanford and the five employees as follows: 450,000 Warrants were exercised in November 2005, 210,000 Warrants were exercised in March 2006, 187,500 Warrants were exercised in July 2006 and 442,500 Warrants were exercised in October 2006.

In October 2006, Stanford acquired 200,000 shares of Series B Preferred Stock and Warrants to purchase 60,000 shares of our common stock for $400,000 received on October 2, 2006. Stanford assigned half of the 60,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement and all such Warrants were exercised during October 2006.

In addition, the Purchase Agreement grants Stanford the right to purchase an additional 500,000 shares of parity Series C Preferred Stock, when authorized by us, and warrants to purchase an additional 150,000 shares of our Common Stock for an aggregate purchase price of $1,000,000 on the same terms and conditions set forth in the Purchase Agreement.

In November 2006, we negotiated an Amendment to the Purchase Agreement with Stanford (the “Amendment”), which is subject to final execution by both parties. The proposed Amendment provides for the purchases of up to an aggregate of 2,000,000 shares of our Series C Preferred Stock and issuance of 5-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s approval of each transaction in its sole discretion. Initially, each share of Series C Preferred Stock is convertible into one share of our common stock. Under the Amendment, Stanford will have the right to buy the Series C Preferred Stock and warrants covered by the Amendment for an aggregate purchase price of $8,000,000. In addition, under the terms of the Amendment we are required to file a registration statement with the SEC covering the resale of the shares of our common stock underlying the Series C Preferred Stock and the warrants. In contemplation of the transactions set forth in the Amendment, Stanford has advanced us a total of $1,200,000 in four installments of $300,000 on November 3, 2006; November 6, 2006; November 10, 2006 and November 13, 2006, respectively.

Stanford is our principal shareholder, owning 71.9% of our issued and outstanding common stock (assuming conversion of all preferred stock) at September 30, 2006, and has funded our operations since inception. The Amendment provides for us to submit a request for funding and Stanford has the right to accept or reject any requests. If Stanford was not to enter into this Amendment, our ability to operate the business at current operating levels could be impacted and we would be required to restructure our existing debt and/or raise capital through the issuance of our debt or equity securities.

The financial instruments discussed above were accounted for in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be derivative liabilities in accordance with the provisions of FASB Statement No, 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) or EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Stanford is the owner of 71.9% of our issued and outstanding common stock (assuming conversion of all preferred stock) at September 30, 2006. Stanford is the owner of all of our issued and outstanding preferred stock.

On November 21, 2005, our Board of Directors authorized a 1-for-2 reverse stock split of the issued and outstanding shares of our common stock effective December 5, 2005.

Accounts receivable at September 30, 2006 was $5.6 million, as compared to $4.7 million at December 31, 2005, an increase of 18.7%. This increase is primarily due to the addition of accounts receivable from ForeFront Burton of $1.3 million. Days sales outstanding (“DSO”) were 63.2 days at September 30, 2006, compared with 69.7 days at December 31, 2005. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventories at September 30, 2006 were $7.0 million, as compared to $5.0 million at December 31, 2005, an increase of 40.7%. This increase is primarily due to the addition of inventory for ForeFront Burton of $1.5 million, as well as normal, seasonal differences in inventory levels. On a rolling four quarter basis, inventory turns were 3.8 times at September 30, 2006, as compared to 3.7 times at December 31, 2005.

Accounts payable and accrued expenses were $6.9 million at September 30, 2006, as compared to $4.1 million at December 31, 2005. The primary reasons for this increase are the addition of amounts for ForeFront Burton, ForeFront Crellin and Multimedia of $1.8 million, accrued severance expense for two former officers of $0.2 million and legal costs associated with our acquisition of ForeFront Burton of $0.1 million.

We expended funds for capital expenditures of $0.5 million for property and equipment during the nine months ended September 30, 2006.

Critical Accounting Policies

Our significant accounting policies are more fully described in our latest Annual Report on Form 10-KSB. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates reasonably could have been used in the current period which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

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

Recoverability is measured by comparison of the assets’ carrying amounts to their expected future undiscounted net cash flows. Intangible assets primarily represent customer lists and trade names acquired in business combinations. Identifiable intangibles are amortized on a straight-line basis over their estimated useful lives.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill or the intangible asset may not be recoverable.

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

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued subsequent to November 15, 2007. We do not expect the new standard to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 157 is effective for the year ended December 31, 2006. We do not expect the new standard to have a material impact on our financial position, results of operations or cash flows.

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

During the first quarter of 2006, our management determined that we did not maintain effective controls over the timeliness of our month-end close processes, which we determined to be a significant deficiency. This deficiency resulted in delays in the preparation of the monthly financial reports and certain adjustments to these reports. We continue to remedy this condition by ensuring that we have sufficient personnel to assist in the timely and accurate preparation of monthly reports. In addition, we are continuing to enhance our month-end closing procedures.

During 2005, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on the evaluation, our independent registered public accountants reported to our board of directors certain matters involving internal controls that were considered to be significant deficiencies. There was a significant deficiency regarding contract negotiation and approval, including potential conflicts of interest, and a significant deficiency with respect to the prior approval of sales outside of pre-approved pricing parameters. We continue to remedy these conditions by improving our controls and procedures regarding these two areas, including issuing policies and procedures in these areas. The contract negotiation and approval, including potential conflicts of interests, and the approval of sales outside of pre-approved pricing parameters are no longer considered to be significant deficiencies. In general, other internal control concerns resulted from the lack of segregation of duties due to our small size. Wherever possible, compensating controls have been established.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006, under the terms of the Securities Purchase Agreement, Stanford acquired an additional 1,600,000 shares of Series B Preferred Stock and Warrants to purchase 480,000 shares of our common stock for $3,200,000 with ten installments as illustrated in the following table:

Date	Preferred Shares Acquired	Warrants Acquired	Total Consideration
July, 3, 2006	125,000	37,500	$250,000
July 21, 2006	125,000	37,500	250,000
July 28, 2006	200,000	60,000	400,000
August 4, 2006	75,000	22,500	150,000
August 22, 2006	225,000	67,500	450,000
August 29, 2006	225,000	67,500	450,000
September 5, 2006	125,000	37,500	250,000
September 11, 2006	150,000	45,000	300,000
September 18, 2006	150,000	45,000	300,000
September 25, 2006	200,000	60,000	400,000

	1,600,000	480,000	$3,200,000

Stanford assigned half of the 480,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All 480,000 Warrants were exercised by Stanford and the five employees in October 2006.

In October 2006, Stanford acquired 200,000 shares of Series B Preferred Stock and Warrants to purchase 60,000 shares of our common stock for $400,000 received on October 2, 2006. Stanford assigned half of the 60,000 Warrants issuable under the Agreement to five employees of an affiliate pursuant to a warrant assignment agreement. All 60,000 Warrants were exercised by Stanford and the five employees in October 2006.

On September 12, 2006, in connection with the acquisition of the assets of Burton Golf, Inc. (“Burton”), we issued 250,000 shares of our common stock to Burton as part of the purchase price for the assets. The shares of common stock issued to Burton were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock contain a legend restricting the transferability absent registration or applicable exemption.

In November 2006, we negotiated an amendment to the Purchase Agreement with Stanford (the “Amendment”), which is subject to final execution by both parties. The proposed Amendment provides for the purchases of up to an aggregate of 2,000,000 shares of our Series C Preferred Stock and issuance of 5-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s approval of each transaction in its sole discretion. Initially, each share of Class C Preferred Stock is convertible into one share of our common stock. Under the Amendment, Stanford will have the right to buy the Series C Preferred Stock and warrants covered by the Amendment for an aggregate purchase price of $8,000,000. In addition, under the terms of the Amendment, we are required to file a registration statement with the SEC covering the resale of the shares of our common stock underlying the Series C Preferred Stock and the warrants. In contemplation of the transactions set forth in the Amendment, Stanford has advanced us a total of $1,200,000 in four installments of $300,000 on November 3, 2006; November 6, 2006; November 10, 2006 and November 13, 2006, respectively.

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

Dated: November 14, 2006

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