Form 10KSB
period 2006-12-31
FOREFRONT HOLDINGS, INC.
filed 2007-11-29
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-29707

FOREFRONT HOLDINGS, INC.

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The registrant’s revenues for the fiscal year ended December 31, 2006 were $30,017,866.

The aggregate market value of common shares held by non-affiliates of the Registrant (2,180,611 shares), as of November 13, 2007, was $1,526,428.

The number of shares of common stock and preferred stock outstanding on November 13, 2007 was 7,416,989 and 7,500,000, respectively. Unless otherwise specified herein, all common share, warrant and option amounts give effect to a one-for-two reverse stock split effective as of December 5, 2005.

Documents Incorporated By Reference: Not Applicable.

Transitional Small Business Disclosure Form (check one):    Yes  ☐    No  ☒

FOREFRONT HOLDINGS, INC.

FORM 10-KSB

CAUTIONARY NOTE REGARDING FORWARD-LOOKING

STATEMENTS AND RISK FACTORS

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains both historical information and other information that you can use to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this report should be considered to be “forward-looking statements”. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties are more fully described in Item 1, “Risk Factors” in this report and other risks and uncertainties are more fully described in our other filings with the Securities and Exchange Commission (“SEC”). We caution that the risk factors set forth in this report are not exclusive. We conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

When used in this annual report on Form 10-KSB, “our company,” “we,” “our,” and “us” refers to ForeFront Holdings, Inc. and our subsidiaries.

PART I

Item 1.	Description of Business

ForeFront Holdings, Inc. (“ForeFront Holdings”), through our principal subsidiaries (both direct and indirect), ForeFront Group, Inc. (“ForeFront”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), and ForeFront Devant, Inc. (“ForeFront Devant”), as well as our 50% interest in ForeFront Crellin LLC (“ForeFront Crellin”) which was dissolved on June 30, 2007, collectively “ForeFront Holdings and its subsidiaries,” is a supplier of accessory products to the golf industry. Our key product offerings include high-quality golf bags and golf accessories.

We have taken efforts to become a leading supplier of golf bags and accessories in each of the unique trade channels in the golf industry we serve. In 2006, we acquired the golf bag and accessory business of Burton Golf, Inc. (“Burton”) and the golf towel and accessory business of Devant Sports, Ltd. (“Devant”).

We sell our products primarily to the following channels of distribution:

•	Off-Course: sporting goods chains, mass merchandisers, independent retail and golf specialty shops;

•	On-Course: pro shops, municipal courses, private clubs, resorts and daily fee courses;

•	Premium-OEM-Internet: Corporate ASI, Original Equipment Manufacturers (“OEM”) customers and E-Commerce retailers; and

•	International: pro shops, golf stores and sporting goods stores in international markets.

During 2006 and through the first nine months of 2007, we witnessed an increasing shift in the market as a result of “big box” specialty golf stores and sporting goods chains displacing the independent stores that historically purchased our products. Also, the national specialty golf and sporting goods stores have developed proprietary branded golf bag and accessory products that they sell in preference to our products. In order to remain competitive inside the national stores, we must continue to be innovative in terms of product features and licensing. We believe that the trend to national store chains will continue and that our share of the total addressable golf bag and accessory market will be constrained as a result.

On November 21, 2007, we obtained a credit facility from Stanford Venture Capital Holdings, Inc. (“SVCH”). The facility provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with First Capital Corporation, LLC (“FCC”), as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which includes the refinancing of prior outstanding notes entered into during 2007, as well as advances received prior to the final execution of the facility.

General Development of Business

History

ForeFront Holdings and its subsidiaries design, manufacture, decorate, market and distribute golf bags and accessories to on-course pro shops, off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate customers, original equipment manufacturers, international distributors and golf event sponsoring organizations mainly in the United States and Canada. We are based in Springfield, Tennessee and conduct a substantial portion of our operations in Springfield, Tennessee and Monroe, North Carolina.

ForeFront Holdings is the successor to Greenhold Group, Inc. (“GGI”), which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, ForeFront Holdings entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into ForeFront Holdings. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). SVCH, prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of our common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became our controlling shareholder.

On December 5, 2005, we effected a one-for-two reverse split of our common stock. All common share and per share amounts presented in this Annual Report have been retroactively adjusted to reflect the reverse stock split.

Since the completion of the transactions described above, SVCH has transferred a portion of its interests in ForeFront Holdings to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront Holdings whereby it has invested an aggregate of $23,500,000 and owns 81.6% of our issued and outstanding common stock (assuming conversion of all preferred stock) at November 13, 2007. In addition, as of November 21, 2007, we have borrowed an additional $13,480,000 from SVCH through a $32,500,000 credit facility.

Our executive offices are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. Our telephone number is (615) 384-1286. Our website is www.forefrontgolf.com.

Industry Trends

According to 2002 estimates (the last year reported) in The National Golf Foundation (“NGF”) Business Almanac, annual spending for golf based products and services was estimated at $24.3 billion. According to the NGF, the product categories that we serve comprise approximately $1.0 billion of that total. While the golf industry has grown substantially over the last fifteen years, according to the NGF’s 2007 U.S. Golf Industry Overview, in 2005, there were approximately 28.0 million active players, and that number has remained flat since 2000. Rounds played decreased about 3% from 2000 to 2005, but rounds played in calendar year 2006 were up 0.8% over the prior year. In addition, golf course development has been marked by a decrease in openings and an increase in closures over the last five years.

Brands / Products

We currently sell most of our golf bags under the Datrek and Burton brand names. Through the four key trade channels that we serve, we offer a broad range of golf bags and accessories marketed under our brand names Datrek, Burton, Devant, Sir Christopher Hatton and Miller Golf, as well as licensed brands including NCAA, the Wilson/NFL team logos, the Ryder Cup, the PGA and the LPGA. We sell most of our golf accessories under the Miller brand name and most of our towels under the Devant and Sir Christopher Hatton brand names.

We differentiate our golf bag brands as follows:

•

The Burton brand appeals to higher income, more brand conscious consumers by offering stylish yet traditional innovation with recognized higher quality with higher than average price points. Burton offers a lifetime warranty on many of its products highlighting its quality message. Burton is sold primarily to on course retailers.

•

The Datrek brand is an upscale mass market product that emphasizes trendy, sporty styles appealing to a more youthful audience. Price points are above average and the products are sold primarily to off course retailers where the Datrek brand enjoys the leading market share.

•

Both golf bag brands invest in research and development to generate market-leading products via new designs, materials and technology. New technology includes a proprietary stand bag system and carry system along with hybrid (part stand/cart bag) bag technology.

In addition, we have multiple licensing agreements with the NCAA that include over 100 colleges. During 2006, we paid an average royalty of 8.4% of sales from the sale of golf bags, shoe bags, towels, head covers and other golf accessories decorated with college logos and athletic team mascots. These products are primarily marketed at sporting goods stores, mass merchandisers, college bookstores and golf course pro shops located in close proximity to these colleges. For certain schools with a national following, these licensed products are popular beyond the colleges’ geographical location. In October 2005, we entered into a three-year exclusive license agreement to distribute Wilson/NFL team logo golf bags through all of our distribution channels.

We believe that one of the important factors that differentiate us from our competitors’ offerings is our multiple brands of golf products that include golf bags, tees, ball markers, bag tags, divot tools, towels, umbrellas, head covers, sport luggage, travel covers, tournament gifts and awards, golf improvement products and other golf accessories. The availability of high quality branded and decorated products enables us to position the company as a broad-based product and service supplier to the distribution channels that we serve. Our golf bag and accessory products are especially important in the On-Course channel, where partnering with a vendor who offers a broad array of quality products is important to the golf professionals who manage golf course pro shops.

Through our Devant Sport Towel and Sir Christopher Hatton brands, we offer a wide array of high quality custom golf towels. Golf towels are used by most golfers for club and ball cleaning during play and are typically logoed. This product line enhances our golf accessory portfolio, particularly for the On-Course and Premium distribution channels.

We also have several Premium and OEM programs. Under these programs, we design, source and distribute golf bags and other golf accessories that are decorated with the corporate logos of these companies.

Customers

During fiscal 2006, we sold to an aggregate of approximately 9,600 customers. No one customer accounted for more than 10% of our sales in 2006 or 2005.

Supply Chain

We obtain our golf bags fully assembled from suppliers in the Asia Pacific region. Prior to the fourth quarter of 2006, we obtained most of our golf bags unassembled and assembled them in the U.S. We warehouse and distribute the majority of our golf bags in our Springfield, Tennessee facility and our towels in our Monroe, North Carolina facility. We purchase our other golf accessories, including head covers, towels, and travel covers from suppliers in the U.S. and abroad. We also have the capability to embroider golf bags, golf towels and other accessories in our two facilities. We denominate substantially all of our purchase orders in U.S. dollars. Our suppliers generally ship goods on the basis of open credit terms or payment upon the acceptance of goods by us.

Competition

The golf bag and accessory markets in which we compete are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. Our major domestic competitors in the golf bag market are TaylorMade, Titleist, Ping, Callaway, Nike, Sun Mountain, Great Divider, Ogio and Bag Boy. These competitors have established significant market shares in the golf bag business. We believe the golf accessory market to be highly fragmented, with no one supplier having a significant market share.

For golf bags and other golf accessories, we generally compete on the basis of product quality, product features, performance, product innovation, customer service and responsiveness to consumer preferences and price.

A recent trend in the golf bag and accessory market is a significant increase in the market share being captured by national, multi-location golf specialty retailers and sporting goods chains. This trend has resulted in a reduction of our off-course sales to smaller, independent retail stores which have historically been our principal sales channel in the off-course sales market. The large golf specialty stores and sporting goods chains have greater financial resources and generally purchase golf bags and accessory products in bulk from overseas vendors that can supply products at discounted prices. In addition, we also face increased competition from other sporting goods superstores that compete directly with us in numerous markets with their own private label products. This trend towards an increase of retailers offering a limited assortment of private label products is a potentially serious trend in our industry.

Intellectual Property / Licenses

We own various trademark and patent rights including the proprietary rights in the Datrek, Miller Golf, Burton, Devant and Sir Christopher Hatton trade names. We also hold various patents including a divided golf bag top and various golf bag designs.

We have multiple licensing agreements with the NCAA that include over 100 colleges. Our NCAA line includes golf bags, shoe bags, towels, head covers and other golf accessories decorated with college logos and athletic team mascots. In October 2005, we entered into a three-year exclusive license agreement to distribute Wilson/NFL team logo golf bags.

Facilities

Our principal executive offices and our primary warehousing and distribution center are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this property and facility, which includes approximately 14.06 acres, pursuant to a lease through July 31, 2008, entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $52,798 adjusted annually for changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Through September 21, 2007, Deborah Ryan was a member of our board of directors (“Board of Directors” or “Board”); Ms. Ryan was also Executive Vice President of Datrek Brand Management until her separation from us on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from us on May 26, 2006.

The ForeFront Burton facility, including assembly, warehousing and a distribution center, is located at 654 Anchors Street, Fort Walton Beach, Florida 32548. We temporarily leased an approximate 30,000 square foot portion of this facility, pursuant to a lease agreement through June 30, 2007, entered into with Burton. The lease provided for monthly rent payments in the amount of $14,000, plus taxes and insurance. We vacated this facility during July 2007. A principal officer of ForeFront Burton is also a shareholder of Burton.

The ForeFront Devant facility, including a production, warehousing and distribution center, is located at 3011 Walkup Avenue, Monroe, North Carolina 28110. We currently lease this facility, which includes approximately 50,000 square feet, pursuant to a four year lease agreement, beginning December 3, 2006, entered into with Jimini. The lease provides for current monthly rent payments in the amount of $16,750, plus taxes and insurance. A principal officer of ForeFront Devant is the principal shareholder of Jimini.

Risk Factors

The financial statements contained in this report and the related discussion describe and analyze our financial performance and condition for the historical periods indicated. However, our prior results are not necessarily indicative of our future performance or financial condition. We have also included certain forward-looking statements concerning our future performance or financial condition. These forward-looking statements are based upon current information and expectations and actual results could differ materially. Therefore, we have included the following discussion of certain factors, many of which are beyond our control, that could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock. Any of these risks and uncertainties could have a significant adverse impact on our business, prospects, financial condition or results of operations or in the price of our common stock.

Risks Related to Our Business

We have a history of losses and we are uncertain as to its effect on future profitability of our company.

We incurred operating losses of approximately $8.2 million and $5.0 million for the years ended December 31, 2006 and 2005, respectively. We will need to generate significant revenue growth and realize substantial cost savings from the integration of our newly acquired businesses to achieve a profit from operations. We may continue to incur operating losses and such losses may be substantial. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section.

We expect that cash on hand together with funds available to us through our credit facility agreement with FCC and our credit facility with SVCH will permit us to fund our operations for the next twelve months. Unexpected increases in negative cash flow from operations or the unavailability of funds under our credit facilities would cause us to require additional external financing before that time. Under those circumstances, if we are unable to secure additional external financing on a timely basis, we will not have sufficient cash to fund our working capital and capital expenditure requirements and we may be forced to cease operations. In such event, the shares of our common stock may cease to have any value.

If we are unable to obtain sufficient funds, and incur a cash flow deficit, our business strategies could suffer.

We have historically financed all of our operations through private equity financings, line of credit borrowings and cash flow from operations. Although recent cash flow from operations and the funds raised through our recent bank borrowings, our recent borrowings under our credit facility with SVCH and sales of our capital stock to Stanford have been sufficient for our immediate needs, we anticipate that we may be required to raise additional capital in order to grow our business, particularly to consummate the acquisition phase of our business plan. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our shareholders. We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

We have a substantial amount of debt, our future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

As of December 31, 2006, the aggregate amount of our outstanding indebtedness, including capital leases, was approximately $13.1 million. Our leveraged financial position means:

•	a substantial portion of our cash flow will be required to service and pay down our indebtedness;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes might be impeded;

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited; and

•	we are more vulnerable to increases in interest rates, which would affect our interest expense and negatively impact our operating results.

If we are unable to secure additional external financing on a timely basis, we may not have sufficient cash to fund our working capital and capital expenditure requirements. Additionally, we may be required to delay or forego expansion opportunities. In such event, the shares of our common stock may cease to have any value.

The terms of our line of credit with FCC impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.

The terms of our line of credit with FCC impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us without obtaining consent from our lender. In addition, this line of credit is secured by a first priority security interest in substantially all of our assets. In the event of our insolvency, liquidation, dissolution or reorganization, our lender would be entitled to payment in full from our assets before distributions, if any, were made to our shareholders.

We have recently acquired other businesses. We could be negatively impacted if we fail to successfully integrate the businesses we have acquired.

We have recently acquired substantially all of the net assets of Burton and Devant. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations. If we fail to implement proper business controls for companies we have acquired or fail to successfully integrate acquired companies into our business, we may incur unforeseen costs and we may not achieve the anticipated returns on our investment, and our results of operations and financial condition could be adversely affected.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and efforts of existing key management and sales and marketing personnel who may not be obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees. Increases in wages or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

If the reorganization of our sales teams is not successful, our sales and operating results could suffer.

In August 2007, we combined our Off-Course and On-Course sales groups into one sales team, comprised of a hybrid of direct and independent sales professionals. Previously, these groups functioned exclusively in either the Off-Course or On-Course channel. We believe that this combination will allow us to capitalize on expected efficiencies. If we are unable to capitalize on these efficiencies, or if our customers are negatively impacted by this change, our sales and operating results could suffer.

Our dependence on third-party suppliers and materials could adversely affect our business.

We had three suppliers who accounted for approximately 74% of our product supply for the year ended December 31, 2006. The loss or disruption of the supply from these suppliers could result in significant delays in delivering products to our customers and materially affect our business. Suppliers may become insolvent and unable to fulfill their obligations to us. In addition, a significant portion of the products that we purchase are manufactured abroad. A supplier could discontinue selling products to us at any time for reasons that may or may not be in our control. We believe that suitable materials for our products could be obtained from other manufacturers in the event our regular suppliers (because of financial difficulties or otherwise) are unable or fail to provide suitable components. However, there could be a significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers, which in turn could have a material adverse impact on our results of operations. Given the long lead times on much of our overseas supply of products, if we did experience any such delays or interruptions, there is no assurance that we would be able to obtain adequate alternative supply on favorable terms or without significant disruption to our business. Difficulties or delays in obtaining an adequate supply of products on favorable terms could impair our ability to fulfill orders from our customers on a timely basis and have a material adverse affect on our sales and our results of operations.

Any delay in the timely payment of our trade payables may result in disruption of our operations and may adversely affect our results of operations.

Our inability to remain current in our payment obligations to our primary vendors could disrupt our supply of products, lead to the loss of favorable payment terms with our principal suppliers and harm our ongoing relations with other vendors or our ability to serve our customers. Our ability to timely provide products to our end customers and to accommodate their changing needs may be negatively impacted by disruptions in our supply of goods. In addition, prolonged delays in paying accounts payable may lead to disputes with our vendors, which may lead to costly litigation.

We rely significantly on two distribution centers. Any disruption or other operational difficulties at these distribution centers could reduce our net sales or increase our operating costs.

We rely principally on two distribution centers to service our business. Any natural disaster or other serious disruption to these distribution centers due to any cause could damage a significant portion of our inventory and could materially impair both our ability to adequately supply our customers and our net sales. In the event that we are unable to achieve anticipated operational benefits or efficiencies from these distribution facilities, our operations could suffer and our financial results could be negatively impacted.

We are exposed to certain inventory risks.

Our business is subject to the risk that the value of our inventory will be affected adversely by our suppliers’ price reductions or by product changes affecting the usefulness or desirability of the products comprising the inventory. We take various actions, including monitoring our inventory levels and controlling the timing of purchases to reduce our inventory risk. In addition, suppliers may become insolvent and unable to fulfill their obligations to us. We are subject to the risk that our inventory may decline in value. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

In addition, the cancellation of existing orders, or the failure of anticipated orders to materialize, could result in our holding a significant amount of unsold inventories. We may be required to offer sales discounts or other incentives to our customers in order to sell such inventories or to write down the carrying value of inventories we are unable to sell. Any such sales discounts or customer incentives or inventory write-downs could have an adverse affect on our sales and our results of operations. Conversely, if we underestimate demand for our products or if the manufacturers or others on whom we rely fail to supply sufficient quantities of products to us in a timely manner, we may experience inventory shortages. In such a case, we may be unable to fulfill orders from our customers on a timely basis, which could negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

Our inability to properly manage our supply chain may adversely affect our business.

We plan our supply chain needs based upon the forecasted demand for our products. We base our estimates of demand on a number of factors, primarily our expectations of consumer demand. However, actual demand for such products may exceed or be less than forecasted demand. If we are unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during our traditionally busy season, it could limit our sales and adversely affect our financial performance. In addition, we invest in various supply chain inputs for varying periods of time, which can limit our ability to quickly react if actual demand is less than forecasted demand. This could result in less than optimum capacity usage and/or excess inventories and related obsolescence charges that could adversely affect our financial performance. In addition, if we were to experience delays, difficulties or increased costs in our distribution of golf bags or golf accessories, including procuring new products needed to replace current products, our future golf bag or golf accessory sales could be adversely affected.

Our systems may be subject to disruptions that could adversely affect our business and reputation.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions. We rely heavily on our payroll, financial, accounting and other data processing systems. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers, regulatory intervention or damage to our reputation. We do not currently have a formalized disaster recovery plan in place. Interim procedures have been established to protect against potential disasters and the preparation of a formalized disaster recovery plan in currently in process. In the event of a catastrophic occurrence, our disaster recovery plan or procedures may not be successful in preventing the loss of customer data, service interruptions, disruptions to our operations, or damage to our facilities.

We have international sales and are exposed to currency exchange rate fluctuations.

A portion of our sales are international sales and we conduct a portion of our business in international currency. Conducting business in such currency exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Our financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates, therefore, may positively or negatively affect our reported financial results.

Foreign currency fluctuations can also affect the prices at which products are sold in our international markets. Therefore, we adjust our pricing based in part upon fluctuations in foreign currency exchange rates. Significant unanticipated changes in foreign currency exchange rates may make it more difficult for us to manage pricing in our international markets. If we are unable to adjust our pricing in a timely manner to counteract the effects of foreign currency fluctuations, our pricing may not be competitive in the marketplace and our financial results in international markets could be adversely affected.

Risks Related to Our Industry

Competition in the golf and sporting goods industry is intense and could limit our growth and reduce our profitability.

The premium golf bag business is highly competitive and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. There are a number of well-established and well-financed competitors including TaylorMade, Titleist, Ping, Callaway, Nike, Sun Mountain, Great Divider, Ogio and Bag Boy. New product introductions, price reductions, extended payment terms and “close-outs” (including close-outs of products that were recently commercially successful) by competitors continue to generate increased market competition. While we believe that our products and our marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, extended payment terms or new product introductions by competitors will not negatively impact our future sales.

The distribution and sales channels for golf products and accessories are highly fragmented and intensely competitive. In addition, many of our distribution channels, including traditional sporting goods stores and chains; mass merchandisers, discount and department stores, such as Wal-Mart, Kmart and Target; golf specialty shops, such as Golfsmith and Golf Galaxy; sporting goods superstores, such as Dick’s Sporting Goods and The Sports Authority, have introduced and continue to grow their own private label lines of golf bags and accessories. Further, catalog and Internet-based retailers, such as Golfsmith.com and Nike.com, increase the competitiveness within the market.

A recent trend in the golf bag and accessory market is a significant increase in the market share being captured by national, multi-location golf specialty retailers and sporting goods chains utilizing their own private label brands. This trend has resulted in a reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales channel in the off-course sales market. The large golf specialty stores and sporting goods chains have greater financial resources and generally purchase their own private label golf bag and accessory products in large quantities from overseas vendors.

Many of our competitors have greater financial, distribution, marketing and other resources than we have. If our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. We believe our success depends in large part on our ability to continuously develop, market and deliver innovative and high-quality products at a pace and price competitive with other brands. If we face increased competition in the future, or if we are unable to successfully develop and introduce new products that enable us to compete effectively, our sales and results of operations may be adversely affected.

Our success depends on our ability to anticipate and respond to changing consumer preferences.

The markets for our golf bags and accessories are characterized by constant product innovation and changing consumer preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands in a timely manner and to continually appeal to consumers of the ForeFront brands and like-minded individuals. We must develop new products, and update our core products, to meet these changing consumer preferences. Any failure by us to offer products that respond to changing consumer preferences, or a shift in consumer preferences away from our products, could adversely affect retail and consumer acceptance of our products and have an adverse affect on our sales and our results of operations. In addition, because we often make commitments to purchase products from our suppliers several months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on our profitability.

Adverse economic conditions could affect consumer purchases of discretionary items, which could adversely affect our business.

We sell golf bags and accessories. These products are recreational in nature and are, therefore, discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous. Adverse economic conditions in the United States or a decrease in disposable income among consumers, or even a decrease in consumer confidence as a result of perceived unfavorable economic conditions, could cause consumers to forgo or to postpone purchasing new golf products and may reduce the number of rounds of play. Such forgone or postponed purchases could have a material adverse effect upon us. In addition, the impact of potentially weak conditions in the leisure travel industry may adversely effect our operations.

A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect our sales.

We generate all of our sales from the sale of golf-related products, including golf bags and accessories. The demand for golf products is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation or the number of rounds of golf played decreases, sales of our products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

Seasonality and adverse weather conditions could adversely affect our business.

In addition to the effects of product cycles described above, our business is also subject to the effects of seasonal fluctuations. Our first and second quarter sales generally represent our sell-in of our products for the new golf season. Our third quarter sales represent re-order business of the bag and accessory products and the beginning of the collegiate sales season. Sales during the third quarter therefore are significantly affected not only by the sell-through of our products that were sold into the channel during the first and second quarters but also by the sell-through of the products of our competitors. Our sales during the fourth quarter of bags and accessories are generally significantly less than the other quarters because, generally, in certain markets fewer people are playing golf during that time of year due to cold weather. If we miscalculate the demand for our products generally or for our product mix during our peak periods, our net sales could decline, resulting in excess inventory, which could harm our financial performance.

Our business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in less golf rounds played, which generally results in less demand for golf bags and accessories. Consequently, sustained adverse weather conditions, especially during the warm weather months, could materially affect our sales.

Credit risks among our customers could adversely affect our business.

We primarily sell our products to golf shops and retailers directly. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from these customers. Historically, our bad debt expense has been low. However, a downturn in the golf market could result in increased delinquent or uncollectible accounts for some of our significant customers. A failure by our customers to pay a significant portion of outstanding accounts receivable balances would adversely impact our performance and financial condition.

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

Terrorism and the uncertainty of war may harm our operating results.

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Military action taken by the United States could have a short or long-term negative economic impact upon the financial markets and our business in general.

Compliance with securities laws and regulations is likely to increase our costs.

The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002, as well as new rules and regulations subsequently implemented by the SEC, have required changes in some of our corporate governance practices. These new rules and regulations have increased our legal and financial compliance costs and made some activities more difficult, time consuming and/or costly. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

Risks Related to Investing in Our Common Stock

Our quarterly sales and operating results fluctuate substantially, which may adversely affect the market price of our common stock.

Our net sales and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. The market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations of securities analysts; and

•	general financial and other market conditions.

In the past, securities class action litigation has often been brought against a company following periods of great volatility in the market price of its securities. In the event that we experience volatility or sudden declines in the price of our common stock, we may be the target of securities litigation in the future. Any such securities litigation could result in substantial costs and divert management’s attention and resources.

Our shares of common stock currently have a limited trading market.

As of the date of this filing, our shares of common stock are currently traded on the Pink Sheets, LLC (the “Pink Sheets”). Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter securities in real-time. Our listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Therefore, our shares of common stock currently have only a limited trading market. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

Our shares of common stock are covered by the SEC’s penny stock rules.

Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors,” which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock.

The interests of our controlling shareholder could conflict with those of our other shareholders, resulting in the approval of corporate actions which may not be necessarily in the best interests of our other shareholders.

At November 13, 2007, Stanford owns approximately 82% of our voting securities. Therefore, Stanford is able to determine the outcome of shareholder votes, including votes concerning the election of directors, amendments to our articles of incorporation and bylaws, and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or has any relationships with Stanford, Stanford is able to control the election of the Board of Directors. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our other shareholders believe it is in their best interest.

We may issue additional shares of preferred or common stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our Board of Directors to issue up to 7,500,000 shares of preferred stock. At December 31, 2006, 1,000,000 shares of the Series A preferred stock, 4,500,000 shares of the Series B preferred stock and 1,517,750 of our Series C preferred stock were issued and outstanding. Additional shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

Delinquent filings could prohibit timely information from being reported.

We have been delinquent in filing our required documents with the SEC. While our management evaluated the ramifications of these delinquencies and concluded that the underlying reasons were necessary, timely information regarding our company was not publicly available. This lack of public information could decrease the market value of our common stock. In addition, this delinquency in our filing requirements with the SEC resulted in our common stock being removed from quotation from the OTC Bulletin Board.

Our financial reporting systems and our internal and disclosure controls may not be sufficient to meet our management and reporting needs. We have identified significant deficiencies in our internal controls over financial reporting. If we do not remediate these significant deficiencies, we may have difficulty obtaining financing and investors may lose confidence in our securities.

We rely on a variety of financial reporting systems and internal and disclosure controls to provide management with accurate and timely information about our business and operations. This information is important to enable management to identify unfavorable developments and risks at an early stage. We also rely on, among other things, these financial reporting systems and internal and disclosure controls to enable us to prepare accurate and timely financial information for our investors. Our current financial reporting systems and internal and disclosure controls may not be sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner.

        In addition, we have identified significant deficiencies in our internal controls. There is a significant deficiency regarding the overall lack of formalized written policies and procedures in the financial accounting area. Currently, unwritten accounting policies and procedures and multiple levels of review by accounting and financial managers provide compensating controls in this area; however, policies and procedures must be formalized in order to ensure accurate and timely information for our investors.

There was also a significant deficiency identified regarding the lack of certain formalized general and application controls in the Information Technology (“IT”) area that are needed to assure that financial information generated by the IT system is materially accurate. This control deficiency is due in part to the small size of the staff in this area. Currently, multiple reviews by accounting and financial managers of the financial information produced by the IT system provide compensating controls in this area; however, policies and procedures must be formalized in order to ensure accurate and timely information for our investors.

Each of the significant deficiencies noted above are in the process of being addressed with formalized policies and procedures. However, the current lack of these formalized policies and procedures could impair our ability to prepare accurate and timely financial information and may have a material adverse effect on our business, results of operations and financial condition. We expect that we will have to continue to devote significant resources to compensate for these internal control deficiencies.

Employees

At December 31, 2006, we had 245 employees, including 41 in sales, 154 in operations and customer service, and 50 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, we are filing annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http:/www.sec.gov.

Item 2.	Description of Property

Our principal executive offices and our primary warehousing and distribution center are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this property and facility, which includes approximately 14.06 acres, pursuant to a lease through July 31, 2008, entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $52,798 adjusted annually for changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Through September 21, 2007, Deborah Ryan was a member of our Board of Directors; Ms. Ryan was also Executive Vice President of Datrek Brand Management until her separation from us on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from us on May 26, 2006.

The ForeFront Burton facility, including assembly, warehousing and a distribution center, is located at 654 Anchors Street, Fort Walton Beach, Florida 32548. We temporarily leased an approximate 30,000 square foot portion of this facility, pursuant to a lease agreement through June 30, 2007, entered into with Burton. The lease provided for monthly rent payments in the amount of $14,000, plus taxes and insurance. We vacated this facility during July 2007. A principal officer of ForeFront Burton is also a shareholder of Burton.

The ForeFront Devant facility, including a production, warehousing and distribution center, is located at 3011 Walkup Avenue, Monroe, North Carolina 28110. We currently lease this facility, which includes approximately 50,000 square feet, pursuant to a four year lease agreement, beginning December 3, 2006, entered into with Jimini. The lease provides for current monthly rent payments in the amount of $16,750, plus taxes and insurance. A principal officer of ForeFront Devant officer is the principal shareholder of Jimini.

In the opinion of management, the properties described above are adequately covered by insurance.

Item 3.	Legal Proceedings

Incident to our business activities, we may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon our consolidated annual results of operations or cash flows, or our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

As of the date of this filing, our shares of common stock are currently traded on the Pink Sheets under the symbol “FOFH.” Due to our delinquent status with respect to our periodic filings with the SEC, our common stock was removed from quotation from the OTC Bulletin Board (“OTCBB”) on May 21, 2007. Our common stock began trading on the Pink Sheets as of May 22, 2007. Our common stock commenced trading on November 12, 2001. Prior to November 12, 2001, we were not aware of any established trading market for our securities. The prices set forth below reflect the range of high and low sale prices per share in each of the quarters of fiscal 2006 and 2005 as reported by the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the high and low bid information is the OTCBB.*

	2006		2005
	High	Low	High	Low
First Quarter	$4.00	$0.51	$5.00	$3.00
Second Quarter	$3.00	$1.50	$4.50	$2.20
Third Quarter	$2.50	$1.50	$3.30	$2.00
Fourth Quarter	$2.00	$0.51	$2.20	$0.51

*	We effectuated a one-for-two reverse stock split effective as of December 5, 2005. The prices set forth above have been adjusted for this reverse stock split.

Holders

As of November 13, 2007, there were 58 holders of record of our common stock. The closing sales price for the common stock on November 27, 2007, the last reported trade date on the Pink Sheets, was $0.51.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	682,250	$1.96	317,750
Equity compensation plans not approved by security holders:	0	$0.00	0

Total	682,250	$1.96	317,750

Sales of Unregistered Securities

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we agreed to authorize a class of Series A preferred stock, into which Stanford could convert the Debenture at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of our common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. We also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford converted the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to Series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provided for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock or $9,000,000 and the issuance of five-year warrants to purchase up to 1,350,000 shares of our common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Purchase Agreement, two shares of Series B Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Stanford has acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

On December 20, 2006, we entered into an Amendment to the Purchase Agreement (the “Amendment”) with Stanford. The Amendment provided for purchases of up to an aggregate of 2,000,000 shares of our Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $4.00 per share of Series C Preferred Stock or $8,000,000 and the issuance of five-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Series C Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Amendment each share of Series C Preferred Stock is convertible into one share of our common stock and is entitled to one vote per share. Under the terms of the Amendment, through December 31, 2006, Stanford has acquired (in various tranches) 1,517,750 shares of Series C Preferred Stock and Series C Warrants to purchase 910,650 shares of our common stock for $6,071,000. These Warrants were exercised in January 2007.

Stanford acquired an additional 482,250 shares of Series C Preferred Stock and Series C Warrants to purchase 289,350 shares of our common stock for $1,929,000 during January and February 2007. The Series C Warrants were exercised in March 2007.

In connection with the July 18, 2005 Securities Purchase Agreement, we were required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement. The required registration statement was filed on April 18, 2006. We are obligated to register the shares of common stock underlying the Series B Preferred Stock and the Series B Warrants, pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. To date, no such demands have been made. We were obligated to register the shares of common stock underlying the Series C Preferred Stock and the Series C Warrants, pursuant to a registration rights agreement no later than June 30, 2007. In connection with the 2007 SVCH credit facility transaction described herein, this registration requirement was deferred by Stanford through June 30, 2008.

If we do not file the registration statements on a timely basis or maintain an effective registration statement once it is declared effective, we must issue upon default and each month thereafter that the registration statement is not filed or maintained effective, warrants to purchase a number of shares of common stock equal to the number of shares of preferred stock held by the investors, including Stanford, as liquidating damages. The registration statement does not provide for any cash settlement alternative and the default may only be cured or settled by delivering a fixed number of warrants or shares of our common stock to these shareholders. The shares issuable as liquidated damages are applicable until such time as the shares to be registered may be sold under Rule 144.

Issuer Purchases of Equity Securities

No purchases of equity securities were made by or on behalf of us in fiscal 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Introduction

The following discussion and analysis of our financial condition and results of operations for our fiscal years ending December 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. You should review the “Forward-Looking Statements” and “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results in future periods to differ materially from the results contemplated by the forward-looking statements contained herein.

Overview

ForeFront Holdings and its subsidiaries design, manufacture, decorate, market and distribute golf bags and accessories to on-course pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate premium customers and golf event sponsoring organizations mainly in the United States and Canada. We believe we have developed a reputation with our consumers for delivering consistent value on quality products. We are based and conduct a substantial portion of our operations in Springfield, Tennessee.

Summary of 2006 Results

Net sales increased by $3.3 million or 12.5% in 2006 from 2005 due to $3.4 million in revenue contributed by ForeFront Burton and ForeFront Devant. Loss from operations increased to a loss of $8.2 million in 2006 from a loss of $5.0 million in 2005. The increased loss was primarily due to a $4.1 million increase in operating expenses, partially offset by a $1.0 million increase in gross margin. The increase in operating expenses was driven by $2.4 million in expense for ForeFront Burton, ForeFront Devant and ForeFront Crellin, as well as higher personnel and administrative costs associated with the infrastructure necessary for long-term growth. The increase in gross margin was driven by the contributions of ForeFront Burton, ForeFront Devant and ForeFront Crellin. Net cash used in operations in 2006 was $8.6 million compared to a use of cash of $4.7 million in 2005. Cash balances, including restricted cash balances, decreased $0.4 million during 2006. The decrease in cash balances principally resulted from the increased loss, increased inventory balances and cash consideration for acquisitions, offset by increased borrowings under our line of credit with FCC and increased sales of our preferred stock to Stanford.

Recent Developments

Restructuring Transactions

As disclosed in our Current Report on Form 8-K filed with the SEC on September 27, 2007, we consummated the following transactions on September 21, 2007:

We entered into an agreement (the “Ryan Amendment”) amending that certain Asset Purchase Agreement dated as of October 14, 2004 by and among us, Ryan Holdings, Inc. and Dennis and Deborah Ryan (the “Ryan Purchase Agreement”). Pursuant to the Ryan Amendment, the following transactions (collectively, the “Ryan Transactions”) were consummated: (a) we repaid in full all amounts of principal and interest due under a long-term promissory note in the original principal amount of $3.2 million entered into in connection with the Ryan Purchase Agreement, (b) we redeemed 1,100,000 shares of our common stock that were previously issued to Ryan Holdings, Inc. pursuant to the Ryan Purchase Agreement, (c) we entered into a lease modification agreement with Ryan Holdings, Inc., reducing the term of an existing lease with respect to the Springfield, Tennessee lease premises used by us in our operations, (d) we entered into a new lease with Ryan Holdings, Inc. with respect to a portion of the Springfield premises, (e) we fully satisfied all of our remaining contingent payment obligations under the Ryan Purchase Agreement, and (f) certain other modifications to the Ryan Purchase Agreement and related documents were effectuated. In consideration of the foregoing items (b)-(f), we made an aggregate payment of $1,830,000 to Ryan Holdings, Inc.

In addition, we entered into an agreement (the “Burton Amendment”) amending that certain Asset Purchase Agreement dated as of September 16, 2006 by and between us, Burton Golf, Inc. (“Burton”) and its principal shareholders (the “Burton Purchase Agreement”). Pursuant to the Burton Amendment, the following transactions (collectively, the “Burton Transactions”) were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Burton pursuant to the Burton Purchase Agreement, (b) outstanding promissory notes executed in connection with the Burton Purchase Agreement were cancelled and returned by Burton to us and a new promissory note in the amount of $1,500,000 was issued by us to Burton, (c) we paid to Burton all unpaid interest on an existing promissory note accrued from July 1, 2007 through the date of the Burton Amendment, (d) a Guaranty Agreement dated September 16, 2007 made by us in favor of Burton was cancelled, and (e) certain other modifications to the Burton Purchase Agreement were effectuated.

Finally, we entered into an agreement (the “Devant Amendment”) amending that certain Asset Purchase Agreement dated as of December 20, 2006 by and between us, Devant Ltd. (“Devant”) and the Devant principal shareholders (the “Devant Purchase Agreement”). Pursuant to the Devant Amendment, the following transactions (collectively, the “Devant Transactions”) were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Devant pursuant to the Devant Purchase Agreement, (b) outstanding promissory notes executed in connection with the Devant Purchase Agreement were cancelled and returned by Devant to us and a new promissory note in the amount of $890,000 was issued by us to Devant, (c) we agreed to make certain payments on April 30, 2009 in the aggregate amount of $210,000 to certain ForeFront Devant employees, (d) a Guaranty Agreement dated December 20, 2006 made by us in favor of Devant was cancelled, and (e) certain other modifications to the Devant Purchase Agreement were effectuated.

We funded the Ryan Transactions, the Burton Transactions and the Devant Transactions with borrowings from SVCH.

Acquisitions

On September 12, 2006, we executed the Burton Purchase Agreement with Burton. Under the Burton Purchase Agreement, we acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of our common stock, representing a guaranteed value of $1,000,000 at a future measurement date, and $176,947 of acquisition costs.

The allocation of the purchase price is as follows:

Assets acquired:
Cash	$4,143
Accounts and other receivables, net	977,401
Inventories, net	1,282,126
Prepaid expenses	107,648
Property and equipment, net	741,593
Identifiable intangible assets	2,149,453
Goodwill	186,154

Total assets acquired	5,448,518

Liabilities assumed:
Accounts payable	712,808
Other accrued expenses	218,659
Capital lease payable	80,797
Note payable to bank	59,307

Total liabilities assumed	1,071,571

Total Consideration	$4,376,947

On December 20, 2006, we executed the Devant Purchase Agreement with Devant. Under the Devant Purchase Agreement, we acquired substantially all of the assets and assumed certain liabilities of Devant for an aggregate purchase price of $4,665,387. The purchase price consisted of $2,993,000 in cash, $400,000 in promissory notes, 250,000 shares of our common stock, representing a guaranteed value of $1,250,000 at a future measurement date, and $22,387 of acquisition costs.

The allocation of the purchase price is as follows:

Assets acquired:
Accounts and other receivables, net	$740,013
Inventories, net	962,612
Prepaid expenses and other current assets	17,688
Property and equipment, net	256,356
Identifiable intangible assets	3,249,493

Total assets acquired	5,226,162

Liabilities assumed:
Accounts payable	453,896
Other accrued expenses	106,879

Total liabilities assumed	560,775

Total Consideration	$4,665,387

We purchased the net assets of Burton to increase our presence in the golf bag market. The acquisition of the net assets of Devant has allowed us to materially increase our market share of the golf towel market. We intend to continue the operations of the acquired assets, including the use of the acquired assets in the assembly and distribution of golf bags and golf towels, and the commercialization of the Burton and Devant brands, patents and trademarks. We expect these acquisitions to strengthen our sales and distribution capabilities and complement our existing product offerings.

We funded the cash portion of the acquisitions of Burton and Devant with borrowings under our line of credit with FCC and the proceeds of the sale of our preferred stock to Stanford.

Significant Trends, Developments and Uncertainties

During 2006 and through the first nine months of 2007, we witnessed an increasing shift in the market as a result of “big box” specialty golf stores and sporting goods chains displacing the independent stores that historically purchased our products. Also, the national specialty golf and sporting goods stores have developed proprietary branded golf bag and accessory products that they sell in preference to our products. In order to remain competitive inside the national chains, we must continue to be innovative in terms of product features and licensing. We believe that the trend to national chains will continue and that our share of the total addressable golf bag and accessories market will be constrained as a result.

Another trend in our industry has been customer consolidation, as sporting goods stores and golf specialty stores have been acquired and consolidated into larger, well-capitalized organizations. This has led to a reduction in our core Off-Course customer base of smaller, independent golf specialty retailers. In anticipation of this occurrence, we have restructured our Off-Course approach to reflect the needs of these larger buying organizations.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue

Brand and trade channel revenue generally constitutes the major portion of our revenue in any reporting period, and for the reasons discussed elsewhere in this report, is subject to significant variability from period to period. In the short-term, we closely review the status of product shipments and deliveries in order to forecast revenue and cash receipts. In the long-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we serve.

Gross margin

Our overall gross margin in 2006 was 25.9%. To be successful, we need to increase product gross margin, which we believe is best achieved through increased product differentiation and lower infrastructure costs. Our long-term objective is to achieve gross margin, as a percentage of revenue, of 35% or better.

Operating expenses

Our operating expenses are driven largely by employee costs incurred from our marketing, sales, sales administration, executive and administrative functions. Other costs include travel expenses, participation in trade shows, advertising, royalty fees, professional costs and amortization of intangibles. Our overall operating expenses significantly increased in 2006 compared to 2005. Our 2006 operating expenses, as a percent of revenue were 53.2%, compared to 43.9% in 2005. As part of our ongoing efforts to control operating expenses, we continually review key functions and, with the benefit of anticipated synergy improvements from our acquisitions, expect our operating expenses to decrease as a percentage of sales. Our long-term objective is for operating expenses, as a percentage of revenue, to be in the range of 30% or better. Meeting this objective is dependent on our ability to increase revenue in the future, control our costs, and achieve the anticipated synergies of our combined companies.

Liquidity and cash flows

Due to the seasonality in product revenue, our cash position also varies from quarter to quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of potential increased inventory purchases and the risk of delays in product shipments and acceptances. Our December 2006 preferred stock offering and the credit facility obtained from SVCH in fiscal 2007 are consistent with our goal to build our cash position to provide additional working capital and to improve our operational and strategic flexibility while at the same time lowering the business risk to shareholders. Sustained profitability over annual periods is our primary objective, which should improve our cash position and shareholder value.

Days sales outstanding

We closely review days sales outstanding (“DSO”) to evaluate our efficiency in collection of accounts receivable. Timely collection of receivables is critical to our liquidity. DSO were 64 days at December 31, 2006 compared with 76 days at December 31, 2005. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventory turns

We review inventory turns to measure our efficiency in managing our inventory. Inventory turns, calculated based on an annualized rolling three months, were 2.8 times and 3.8 times, at December 31, 2006 and 2005, respectively. This decrease is attributable to higher inventory balances of Datrek and Miller products. We are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Results of Operations—December 31, 2006 and 2005

The following table sets forth our consolidated results of operations and the percentage of net sales represented by each item for the periods indicated (in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net sales	$30,018	100.0%	$26,691	100.0%
Cost of sales	22,256	74.1	19,944	74.7

Gross margin	7,762	25.9	6,748	25.3

Operating expenses
Sales and marketing	8,471	28.2	6,931	26.0
General and administrative	7,496	25.0	4,774	17.9

Total operating expenses	15,967	53.2	11,705	43.9

Loss from operations	(8,205)	(27.3)	(4,957)	(18.6)

Other income (expense)
Interest expense	(995)	(3.3)	(1,962)	(7.4)
Minority interest	103	0.3	—	0.0
Other income, net	2	0.0	27	0.1

Net other expense	(890)	(3.0)	(1,935)	(7.3)

Net loss	$(9,095)	(30.3)%	$(6,892)	(25.8)%

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with other operational and customer–focused performance metrics. The principal factors our management analyzes in evaluating our performance are changes in our sources of revenue and their related gross margins. As shown in the liquidity discussion below, to further evaluate the effectiveness of our operations and the strength of our financial position, management reviews our DSO and inventory turns for each period. These performance measures are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheet, consolidated statements of operations, or consolidated statements of cash flows, or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Comparison of the Year Ended December 31, 2006 and December 31, 2005

Net sales increased $3.3 million for the year ended December 31, 2006 to $30.0 million compared to $26.7 million during 2005. The sales increase was driven by sales from ForeFront Burton of $2.9 million, ForeFront Devant of $0.4 million and ForeFront Crellin of $1.4 million, offset by decreases in sales from Datrek and Miller products of $1.2 million and a decrease in freight invoiced to customers of $0.2 million.

Sales information by product category for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006		2005
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$13,162,418	43.8%	$14,145,422	53.0%
Burton golf bags and travel covers	1,556,493	5.2	—	0.0
Miller accessories	3,363,625	11.2	3,813,900	14.3
NCAA golf bags and accessories	4,561,711	15.2	4,103,676	15.4
NFL golf bags	901,858	3.0	134,378	0.5
Premium / OEM / Internet	3,437,311	11.5	3,157,851	11.8
Devant and Sir Christopher Hatton towels	411,606	1.4	—	0.0
ForeFront Crellin	1,368,603	4.6	—	0.0
Freight invoiced to customers	1,137,086	3.8	1,343,470	5.0
Other	117,155	0.4	(7,319)	(0.0)

Total	$30,017,866	100.0%	$26,691,378	100.0%

In addition to the Burton golf bags and travel covers above, Burton sales are also included in the Premium/OEM/Internet category. Burton sales are included as of the acquisition effective date of September 3, 2006. Devant and Sir Christopher Hatton sales are as of the acquisition effective date of December 3, 2006. ForeFront Crellin sales are as of the acquisition effective date of January 26, 2006.

Sales of Datrek golf bags and travel covers decreased $1.0 million, or 6.9%, in 2006 compared to 2005. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales outlet due to the contraction of the industry discussed above. In addition, larger golf specialty stores and sporting goods chains have substantially increased purchases of their own private label golf bags and accessory products directly from overseas vendors. Sales of Miller accessories decreased $0.5 million, or 11.8%, in 2006. This decrease was inadvertently driven by our focus on other areas of our business. Sales of NCAA golf bags and accessories increased $0.5 million, or 11.2%, for the 2006 fiscal year. This increase is primarily attributable to the continued establishment of these products through our existing sales channels.

Sales of NFL bags increased $0.8 million, or 571.1%, in 2006. This program began in October 2005. Sales in the Premium/OEM/Internet channel increased $0.3 million, or 8.8%, in 2006. This increase was driven by OEM business we acquired as part of the Burton acquisition. Freight invoiced to customers decreased $0.2 million, or 15.4%, in 2006, from increased freight programs necessitated by current market conditions. We will continue to pass through shipping costs to our customers as market conditions allow.

Cost of sales for the year ended December 31, 2006 increased by $2.3 million to $22.3 million, or 25.9% gross margin, as compared to $19.9 million, or 25.3% gross margin, for the year ended December 31, 2005. Included as part of our cost of sales are direct product costs comprised of material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. Cost of sales increased $2.6 million in 2006 due to the costs of ForeFront Burton and ForeFront Devant. The gross margin for ForeFront Burton was 20.6% for the four-month period subsequent to the acquisition. We expect this margin to improve, as we have consolidated the production and inventory from the ForeFront Burton facility to our facility in Springfield, Tennessee. The gross margin for ForeFront Devant was 48.4% for the one-month period subsequent to the acquisition. While we do not anticipate ForeFront Devant’s gross margin to remain that high, we do expect it to be approximately 40%, which will be higher than our current overall gross margin rate.

Total operating expenses for the year ended December 31, 2006 were $16.0 million, compared to $11.7 million for the year ended December 31, 2005. Operating expenses are comprised of sales and marketing expense and general and administrative expense.

Sales and marketing expense includes the employee costs relating to our marketing, sales, sales administration and sales support employees. Also included in this amount is travel expense for our sales force, trade shows, advertising, telephone, product catalogs and royalty fees. Sales and marketing expense totaled $8.5 million, or 28.2% of net sales for the year ended December 31, 2006, compared to $6.9 million, or 26.0% of net sales for the year ended December 31, 2005. The increase is primarily attributable to the addition of expenses of ForeFront Burton and ForeFront Devant of $0.6 million and an increase of $0.4 million related to severance expense for two former officers.

General and administrative expense includes salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative expense are corporate costs including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. General and administrative expense was $7.5 million, or 25.0% of net sales, for the year ended December 31, 2006 and $4.8 million, or 17.9% of net sales, for the year ended December 31, 2005. The increase is primarily related to the addition of expenses for ForeFront Burton, ForeFront Devant and ForeFront Crellin of $1.7 million, higher personnel costs of $0.5 million and stock option expense of $0.2 million.

Interest expense was $1.0 million for the year ended December 31, 2006 and $2.0 million for the year ended December 31, 2005. The principal reason for this decrease is a charge of $1.0 million representing the amortization and write-off of the debt discount and beneficial conversion feature established in connection with the issuance of an 8% Convertible Debenture issued to Stanford in July 2005. The debt discount and beneficial conversion feature were amortized through November 2005 with the balance expensed in November 2005 in connection with the conversion of this debenture into our Preferred Stock.

Liquidity and Capital Resources

We have incurred an accumulated deficit at December 31, 2006 of $19.6 million. We had negative working capital at December 31, 2006 of $0.6 million, which includes the $3.2 million current portion of a note payable due to a related party that is due during 2007 and became a current liability in the current year period. We incurred a net loss for the 12 months ended December 31, 2006 of $9.1 million.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our revolving credit facility with FCC and the sale of our capital stock and convertible debenture to Stanford, our principal shareholder. In addition, as disclosed herein, we have recently entered into a debt financing transaction with SVCH. Management believes that cash balances on hand and generated from operations, availability of funds under our FCC line of credit and borrowings from SVCH will be adequate to satisfy our projected operating cash requirements during the next 12 months. If necessary, we may seek to raise additional capital through the future issuance of equity or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $8.6 million for the 12 months ended December 31, 2006, as compared to $4.7 million during the same period of 2005. The increase in cash used by operating activities is driven by a higher net loss of $2.2 million and additional cash used for inventory of $3.1 million, partially offset by additional cash provided in the 2006 period from accounts receivable of $0.9 million and accounts payable and accrued liabilities of $0.5 million.

Investing activities used $5.6 million for 2006, whereas such activities used $0.5 million for 2005. Cash used in investing activities in 2006 is primarily attributable to payment for the net assets of Devant of $3.0 million, the payment for the net assets of Burton of $2.0 million and purchases of property and equipment of $0.6 million.

Financing activities provided $13.8 million for 2006, whereas such activities provided $5.0 million for 2005. The principal source of cash provided by financing activities during 2006 was proceeds from the sale of $12.1 million of preferred stock to our principal shareholder, Stanford, and an increase in net borrowings under our revolving line of credit facility with FCC of $3.1 million, offset by repayments of notes to related parties of $1.2 million.

Cash at December 31, 2006 and 2005 was $0.7 million and $1.1 million, respectively. At December 31, 2006 and 2005 we had shareholders’ equity of $6.3 million and $2.2 million, respectively.

On October 18, 2004, we obtained a line of credit facility with FCC for a two-year term. The facility was amended in March 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (8.25% at December 31, 2006) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to us in April 2006. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods, unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2006, the balance of the line of credit was $7.1 million. The revolving credit facility from FCC continues to require us to comply with certain covenants. We were in compliance with all covenants at December 31, 2006. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future or that FCC will continue to provide waivers if we are not in compliance. However, we believe that, if necessary, we will be able to secure any such waivers.

At December 31, 2006, we had a long term note payable to Ryan Holdings, Inc. in the amount of $3,200,000, bearing interest at the rate of 8% per annum, payable quarterly. As originally contemplated, the principal was payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The principal payment scheduled for June 30, 2007 was deferred by Ryan Holdings until September 30, 2007. In connection with the Ryan Transactions, the full principal of $3,200,000 and related interest was paid on September 21, 2007.

At December 31, 2006, we had an unsecured, long term note payable to Burton in the amount of $750,000, bearing interest at the rate of 8% per annum, payable quarterly. As originally contemplated, the principal was payable in installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008. The principal payment scheduled for September 12, 2007 was timely paid. Additionally, as described above, a portion of the purchase price for Burton was satisfied with the issuance of 250,000 shares of our common stock, whereby we guaranteed the value of such shares in the amount of $1,000,000. We issued a promissory note for the full guaranteed value of the shares of $1,000,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $512,500 ($2.05 per share). We also recorded a liability for the guarantee under the purchase consideration in the amount of $487,500. In connection with the Burton Transactions, we redeemed the 250,000 shares of common stock issued to Burton and cancelled the outstanding promissory notes discussed above in exchange for an unsecured, long-term note payable issued to Burton in the amount of $1,500,000, bearing interest at 8% per annum, payable quarterly. The principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 on September 12, 2009.

At December 31, 2006, we had two unsecured, non-interest bearing promissory notes to Devant. The first is a short term note in the principal amount of $250,000, payable in five quarterly installments of $50,000 each, commencing on March 31, 2007. An additional short-term note, in the principal amount of $150,000, is payable in three monthly installments of $50,000 each, commencing on May 1, 2007. Additionally, as described above, a portion of the purchase price for Devant was satisfied with the issuance of 250,000 shares of our common stock, whereby we guaranteed the value of such shares in the amount of $1,250,000. We issued a promissory note for the full guaranteed value of the shares of $1,250,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $252,500 ($1.01 per share). We also recorded a liability for the guarantee under the purchase consideration in the amount of $997,500. In connection with the Devant Transactions, we redeemed the 250,000 shares of common stock issued to Devant and cancelled the outstanding promissory note discussed above in exchange for an unsecured, long-term note payable issued to Devant in the amount of $890,000, bearing interest at 6% per annum, payable at maturity. The principal is payable on April 15, 2009. In addition, we have agreed to pay an additional $210,000 to certain employees of ForeFront Devant in April 2009.

Another source of liquidity has been the purchase by SVCH, and subsequently Stanford, of our securities. Under a Securities Purchase Agreement, dated October 15, 2004, SVCH made an aggregate investment in our common stock, in several tranches, totaling $4,500,000. For its aggregate investment of $4,500,000, SVCH received an aggregate of 2,250,000 shares of our common stock.

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we agreed to authorize a class of Series A preferred stock, into which Stanford could convert the Debenture at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of our common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. We also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford converted the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to Series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provided for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock or $9,000,000 and the issuance of five-year warrants to purchase up to 1,350,000 shares of our common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Purchase Agreement, two shares of Series B Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Stanford has acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

On December 20, 2006, we entered into an Amendment to the Purchase Agreement (the “Amendment”) with Stanford. The Amendment provided for purchases of up to an aggregate of 2,000,000 shares of our Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $4.00 per share of Series C Preferred Stock or $8,000,000 and the issuance of five-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Series C Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Amendment each share of Series C Preferred Stock is convertible into one share of our common stock and is entitled to one vote per share. Under the terms of the Amendment, through December 31, 2006, Stanford has acquired (in various tranches) 1,517,750 shares of Series C Preferred Stock and Series C Warrants to purchase 910,650 shares of our common stock for $6,071,000. The Series C Warrants were exercised in January 2007.

Stanford acquired an additional 482,250 shares of Series C Preferred Stock and Series C Warrants to purchase 289,350 shares of our common stock for $1,929,000 during January and February 2007. These Series C Warrants were exercised in March 2007.

The financial instruments discussed above were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be derivative liabilities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”

Stanford is the owner of 73.3% and 81.6% of our issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2006 and November 13, 2007, respectively. Stanford is the owner of all of our issued and outstanding preferred stock.

During the period from April 5, 2007 through November 21, 2007, SVCH advanced us an aggregate of $13,480,000. Of this amount, $5,030,000 was borrowed to fund the Ryan Transactions discussed above. The remaining $8,450,000 was borrowed for working capital purposes.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all of our outstanding debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which represents the refinancing of the aforementioned borrowings from SVCH. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes.

In connection with the SVCH credit facility, we entered into a Tenth Amendment to Loan and Security Agreement with respect to the FCC facility. Pursuant to this Amendment, FCC consented to the SVCH credit facility and released ForeFront Holdings from the corporate guaranty previously executed in connection with the FCC facility. In addition, certain provisions of the FCC loan agreement regarding eligible accounts receivable, permitted capital expenditures and permitted management salaries, among others, were amended.

Management believes cash balances on hand and cash generated from operations, as well as borrowings under our line of credit facility with FCC and borrowings from SVCH will be sufficient to fund the business requirements during the next twelve months. Historically, the Company has been, and currently continues to be dependent on the funding it has received from Stanford. If necessary, we may be required to restructure our existing debt and/or raise capital through the future issuance of our securities.

On November 21, 2005, our Board of Directors authorized a one-for-two reverse stock split of the issued and outstanding shares of our common stock effective December 5, 2005.

Accounts receivable at December 31, 2006 were $6.5 million, as compared to $4.7 million at December 31, 2005, an increase of 37.0%. This increase is primarily due to the addition of accounts receivable from ForeFront Burton and ForeFront Devant of $1.4 million and $0.8 million, respectively. DSO was 64 days at December 31, 2006 compared with 76 days at December 31, 2005, reflecting an improvement in our collections. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventories at December 31, 2006 were $9.7 million, as compared to $5.0 million at December 31, 2005, an increase of 94.9%. This increase is primarily due to the addition of inventory from Burton and Devant of $1.7 million and $1.0 million, respectively, and an increase in finished goods that were in transit as of December 31, 2006 of $1.3 million. Inventory turns, calculated based on an annualized rolling three months, at December 31, 2006 and 2005 were 2.8 times and 3.8 times, respectively. This decrease is attributable to higher inventory balances of Datrek and Miller products. We are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Accounts payable and accrued liabilities were $6.4 million at December 31, 2006, as compared to $3.9 million at December 31, 2005. Interest payable and accrued liabilities to related parties were $0.7 million at December 31, 2006, as compared to $0.3 million at December 31, 2005. The primary reasons for this increase are the addition of amounts for ForeFront Burton, ForeFront Devant and ForeFront Crellin of $2.1 million and an increase in accounts payable of $0.8 million, primarily due to our increase in inventory balances.

Critical Accounting Policies and Estimates

Use of Estimates

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates could have been used in the current period, which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about these financial estimates are based on information available as of the date of the financial statements. These financial estimates include:

Revenue Recognition

We recognize sales when products are shipped to our customers or when services are rendered. Sales are only recognized for arrangements with customers in which:

•	there is persuasive evidence of a contract or agreement which sets forth the terms of the arrangement;

•	services have been rendered;

•	our prices are fixed, determinable and agreed upon; and

•	collectibility is reasonably assured.

Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. We also record estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs. If the actual costs of sales returns and sales programs exceed the recorded estimated allowance, our sales, gross profit and net income would be adversely affected.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the failure of our customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts exceed the estimated allowance, then our operating expenses and net income would be adversely affected.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory exceeds the estimated allowance, our cost of sales, gross profit and net income would be adversely affected.

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

Recoverability is measured by comparison of the assets’ carrying amounts to their expected future undiscounted net cash flows. Identifiable intangible assets primarily represent customer lists and trade names acquired in business combinations and are amortized on a straight-line basis over their estimated useful lives.

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

Warranty

Our policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair our products under warranty. If the cost of satisfying warranty claims exceeds the estimated warranty reserve, our cost of sales, gross profit and net income would be adversely affected.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. We do not expect SFAS 156 to have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We do not expect FIN 48 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued subsequent to November 15, 2007. We do not expect the new standard to have any material impact on our consolidated financial position or results of operations.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 123”), SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP. For financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, FSP EITF 00-19-2 is effective for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for us as of the beginning of fiscal year 2008. We have not yet determined the impact SFAS 159 may have on our consolidated financial position, results of operations, or cash flows.

Capital Expenditures

We expended funds for capital expenditures of $0.6 million for property and equipment during the year ended December 31, 2006. The majority of these expenditures were related to information system infrastructure. We expect to expend approximately $0.8 million for capital expenditures during fiscal 2007, with the majority of this amount related to information system infrastructure.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the next four years and thereafter, exclusive of interest:

	Payment due for year ended December 31,
Contract Obligations	Total	2007	2008	2009	2010 and thereafter
Short-Term Debt	$7,501,324	$7,451,324	$50,000	$—	$—
Long-Term Debt	5,435,000	3,450,000	500,000	1,485,000	—
Capital Leases	141,396	49,508	43,333	19,429	29,126
Operating Leases (1) (2)	4,119,632	952,028	897,478	874,485	1,395,641
Purchase Obligations (3)	3,618,733	3,618,733	—	—	—

Total Contractual Cash Obligations	$20,816,085	$15,521,593	$1,490,811	$2,378,914	$1,424,767

(1)

Operating lease obligations represent future minimum lease payments associated with our executive office, distribution centers and various equipment. In addition to future minimum lease payments, our office and distribution center leases typically require us to pay additional costs, including real estate taxes and insurance.

(2)

Operating leases include a $3,088,660 obligation through October 2011 to Ryan Holdings, Inc. related to our executive offices and a distribution center. On September 21, 2007, we negotiated an early termination agreement with Ryan Holdings, Inc. whereby the end of the lease term was changed to July 31, 2008.

(3)	Our purchase obligations at December 31, 2006 represent open purchase orders for inventory entered into in the normal course of business.

The above table outlines our obligations as of December 31, 2006 and does not reflect any changes in our obligations that have occurred after that date.

Seasonality

Historically, our sales have been highest in the second and third fiscal quarters of the year, the period during which golf product purchases and usage are typically highest in the markets we serve. As a result, our net sales and operating results are typically higher in the second and third quarters and lower in the first and fourth quarters, as fixed operating costs are spread over the differing levels of sales volume. In anticipation of seasonal increases in demand, we typically build golf bag and accessories inventories in the fourth quarter and first quarter when net sales have historically been lower. Although we expect to continue to experience this seasonal trend, changes in our product mix and the expansion of our operations into different distribution channels may partially mitigate the impact of seasonality on our business.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. However, we cannot assure you that this will be the case in the future.

Foreign Currency

A portion of our sales are international sales and we conduct a portion of our business in international currency. Conducting business in such currency exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Our financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect our reported financial results.

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company had off-balance sheet arrangements related to its lease obligations and was obligated under such lease arrangements for $4,119,632 through 2011. Of the total amount, $3,088,660 represented a lease obligation through October 2011 to Ryan Holdings, Inc. related to our executive offices and a distribution center. On September 21, 2007, we negotiated an early termination agreement with Ryan Holdings, Inc. whereby the end of the lease term was changed to July 31, 2008.

Item 7.	Financial Statements

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Index to Consolidated Financial Statements” beginning on Page F-1 (attached hereto) of this Annual Report on Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-a-15(e) and 15d-15(e)). Based upon that evaluation, our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time periods.

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Executive management has identified certain matters involving internal controls that were considered to be significant deficiencies.

There was a significant deficiency regarding the overall lack of formalized written policies and procedures in the financial accounting area. Currently, unwritten accounting policies and procedures and multiple levels of review by accounting and financial managers provide compensating controls in this area. A project to establish formalized written policies and procedures for all key accounting and financial functions has begun.

Specifically, in this area, there was a significant deficiency regarding the accounting policies and procedures governing payments to employees in connection with the reimbursement of relocation expenses and certain of these payments which may be construed to constitute an unapproved personal loan from the Company to an executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002. The payment to the executive officer has subsequently been discharged. Also, as a result, the Company is in the process of establishing specific written accounting policies and procedures that will assure that all relocation expenses will be recorded correctly. Additionally, new polices are being established that will require accounting and finance management personnel to inform the Chairman of the Board and the Chairman of the Audit Committee of financial transactions affecting executive officers that could potentially be a violation of SEC rules.

There was also a significant deficiency identified regarding the lack of certain formalized general and application controls in the Information Technology (“IT”) area that are needed to assure that financial information generated by the IT system is materially accurate. This control deficiency is due in part to the small size of the staff in this area. Currently, multiple reviews by accounting and financial managers of the financial information produced by the IT system provide compensating controls in this area. A project to establish formalized general and application controls in the IT area has begun.

Specifically, in this area, there was a significant deficiency identified regarding the lack of a formalized disaster recovery plan in the IT area. Interim procedures have been established to protect against potential disasters and the preparation of a formalized disaster recovery plan is currently in process.

In general, other internal control concerns resulted from the lack of segregation of duties due primarily to the Company’s small size. Wherever possible, compensating controls have been established.

There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

Officers and Directors

Article VI of our Articles of Incorporation permits our Board of Directors to fix the number of directors at not less than one nor more than seven. Directors serve for an annual term. Vacancies on the Board due to resignation or removal may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant position.

Name	Age	Position
Richard M. Gozia	63	Chairman of the Board, Interim Chief Executive Officer
Randall J. Frapart	49	Executive Vice President and Chief Financial Officer
J. Stan Harris (1)	48	Chief Executive Officer, ForeFront Group, Inc.
Richard A. Oleksyk (2)	44	President and Chief Operating Officer, ForeFront Group, Inc.
Osmo A. Hautanen	53	Director
Christopher J. Holiday	60	Director
Michael S. Hedge (3)	51	Chief Executive Officer, Director
J. Max Waits (4)	54	Executive Vice President and Chief Operating Officer
Deborah Ryan (5)	53	Director

(1)	J. Stan Harris was appointed to serve as Chief Executive Officer of ForeFront Group, Inc. on November 1, 2007.
(2)	Richard A. Oleksyk was appointed to serve as President of ForeFront Group, Inc. on April 19, 2007 and as Chief Operating Officer effective October 31, 2007.
(3)	Michael S. Hedge separated from us on June 25, 2007.
(4)	J. Max Waits separated from us on July 20, 2007.
(5)	Deborah Ryan resigned as a Director on September 21, 2007.

Business Experience

Richard M. Gozia has served on our Board of Directors since June 2005, became our Chairman effective October 1, 2006, and began serving as our Interim Chief Executive Officer in June 2007. Previously, he served as Chief Executive Officer of Fenix LLC, a holding company with interests in technology companies that developed software and managed data for the transportation and related industries, from May 2001 to January 2004. From May 1996 to November 1999, Mr. Gozia served as President and Chief Operating Officer of CellStar Corporation, a global distributor of wireless telephone products. From 1994 to 1996, Mr. Gozia served as Executive Vice President and Chief Financial Officer of SpectraVision, Inc., the nation’s largest in-room hotel movie provider. Prior to this, Mr. Gozia held senior management positions with a variety of companies in the media, wholesale baking and restaurant industries. From 1970 to 1978, Mr. Gozia served as an Audit Manager with the certified public accounting firm of Arthur Young & Company. Mr. Gozia received a B.S. in Accounting from the University of Missouri and is a certified public accountant. Mr. Gozia serves on the Governance, Compensation and Nominating committee of our Board of Directors.

Randall J. Frapart became our Executive Vice President and Chief Financial Officer effective January 2006. From September 2002 until December 2005, Mr. Frapart served as Senior Vice President and Chief Financial Officer of HyperFeed Technologies, Inc., a publicly traded provider of software, which provides ticker plant and smart order routing technologies and managed services to exchanges, hedge funds and other financial institutions. Mr. Frapart served as Chief Financial Officer and later as Chief Executive Officer of Cyvent Technologies, a software and consulting company serving large health insurers, from April 1995 to July 2001. Mr. Frapart began his career at KPMG, where he held various positions in the Information, Communication and Entertainment Assurance practice for over 12 years. Mr. Frapart received his B.S. in Accounting from Washington University in St. Louis, has his MBA in Management from the University of Texas and is a certified public accountant.

J. Stan Harris became the Chief Executive Officer of ForeFront Group, Inc. in November 2007. From 1985 to 2007, Mr. Harris served in various positions, most recently President, of TJM Restaurant Management, LLC (formerly TJ Moran & Associates, Inc.), a multi-unit operator and developer of multiple restaurant concepts that include high volume casual theme operations and white tablecloth restaurants. While there, Mr. Harris directed all disciplines of business, including operations, finance, human resources, legal, advertising, marketing, risk management, information technology, real estate development, design and construction. Mr. Harris also served on the board of directors of Mustang Software, Inc., a publicly traded software developer, from the company’s IPO in 1995 until 1997. Mr. Harris received his B.S. in Arts and Sciences from Louisiana State University.

Richard A. Oleksyk became the President of ForeFront Group, Inc. in April 2007. He assumed the position of Chief Operating Officer in October 2007. From November 1998 to March 2007, Mr. Oleksyk served in various capacities with PrideSports, a leading manufacturer of golf tees and other equipment. Mr. Oleksyk served as President of PrideSports since January 2003, and prior to that, he served as President of Softspikes (acquired by PrideSports in January 2003), which manufactures plastic golf cleats, from December 2001 until January 2003. From November 1998 until December 2001, Mr. Oleksyk served as Director of Sales and Marketing and Vice President of Sales of Softspikes. Prior to joining PrideSports, Mr. Oleksyk served in various management positions with Howmedica, a division of Pfizer, Inc., and Kimberly-Clark Corporation, a global wholesaler of personal health and hygiene consumer products. Mr. Oleksyk earned a B.S. degree from the United States Military Academy at West Point before receiving his M.B.A. from the University of West Florida.

Osmo A. Hautanen has been a member of our Board of Directors since June 2005. He is currently the Chief Executive Officer of Magnolia Broadband, Inc., a semiconductor company and innovator of radio frequency solutions for the cellular communications industry and has been involved with Magnolia since 2004. From 2000 to 2001, Mr. Hautanen served as the Chief Executive Officer of Fenix LLC, a holding company for Union Pacific Corporation’s technology assets, based in Dallas, TX. From 1998 to 2000, Mr. Hautanen served as Chief Executive Officer of Formus Communications, Inc., a broadband access provider of voice, video, data communications and information technology services in European markets. From 1996 to 1998, Mr. Hautanen held various senior management positions with Philips Electronics. Prior to this, Mr. Hautanen held various positions with Nokia from 1978 to 1996. Mr. Hautanen serves on the Board of Directors or Board of Advisors of various telecommunications and technology companies. Mr. Hautanen earned an MBA in International Business from Georgia State University. Mr. Hautanen also holds a B.S. in Control Engineering from Technical College of Varkaus (Finland). Mr. Hautanen serves as the chairman of the Governance, Compensation and Nominating committee and serves on the Audit Committee of our Board of Directors.

Christopher J. Holiday has served on our Board of Directors since June 2005. From May 2007 to September 2007, he served as Executive Vice President of Legendary Holdings, Inc., a cutting-edge headwear manufacturer for the golf industry. From 2003 to 2004, Mr. Holiday served as General Manager and Senior Vice President of Sales for North America for TaylorMade-adidas Golf. Prior to that, Mr. Holiday served as President of Golfgear International. From 1990 to 2001, Mr. Holiday held various sales and senior management positions with Callaway Golf, including Senior Vice President of U.S. Sales. From 1973 to 1990, Mr. Holiday owned and operated Supreme Golf of Colorado, a Lakewood, CO based golf retailer. Mr. Holiday served as a senior auditor with Arthur Anderson & Company from 1969 to 1972. Mr. Holiday earned a Bachelor of Science in Accounting from the University of Illinois and is a certified public accountant. Mr. Holiday serves as the chairman of the Audit Committee and serves on the Governance, Compensation and Nominating committee of our Board of Directors.

Committees of the Board of Directors

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee and a Governance, Compensation and Nominating committee. The Board of Directors may also establish such other committees as it deems appropriate, in accordance with applicable laws and regulations, and our Articles of Incorporation and bylaws.

Audit Committee

The Audit Committee, which currently consists of Osmo A. Hautanen and Christopher J. Holiday, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. Holiday is considered by us to be a “financial expert” and serves as chairman of the committee. The Audit Committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. Our Board of Directors has adopted a written charter of the Audit Committee. Mr. Hautanen and Mr. Holiday are deemed independent, as defined in applicable SEC rules as well as the National Association of Securities Dealers’ listing standards.

Governance, Compensation & Nominating Committee (“GCN Committee”)

The GCN Committee consists of Richard M. Gozia, Osmo A. Hautanen and Chris J. Holiday. Mr. Hautanen and Mr. Holiday are deemed independent, as defined in the National Association of Securities Dealers’ listing standards. Mr. Hautanen serves as chairman of the GCN Committee. The primary responsibilities of the GCN Committee are to:

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006.

Code of Ethics

As of January 3, 2005, we adopted a Code of Ethics (the “Code”). The Code applies to our directors, officers and all employees. The Code provides written standards that are designed to deter wrongdoing and promote:

•	honest and ethical conduct;

•	full, fair, accurate, timely and understandable disclosure;

•	compliance with applicable laws and regulations;

•	prompt reporting of internal violations of the Code; and

•	accountability for the adherence to the Code.

The Code is available on our website at www.forefrontgolf.com. We will provide any person, without charge, upon request, a copy of the Code. Please address such requests to us, in writing. Any substantive amendments to the Code and any grant of waiver from a provision of the Code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a Current Report on Form 8-K.

Item 10.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and the two other most highly compensated executive officers for services rendered in all capacities to us during the years ended December 31, 2006 and 2005.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Michael S. Hedge (3)	2006	$225,000	—	—	$51,395	—	—	$9,096	$285,491
Chief Executive Officer	2005	$190,000	—	—	—	—	—	$9,842	$199,842

Randall J. Frapart (4)	2006	$180,000	—	—	$14,877	—	—	$37,564	$232,441
Executive Vice President & Chief Financial Officer	2005	—	—	—	—	—	—	—	—

J. Max Waits (5)	2006	$180,000	—	—	$34,263	—	—	—	$214,263
Executive Vice President & Chief Operating Officer	2005	$76,731	—	—	—	—	—	$17,082	$93,813

(1)	Represents an automobile allowance of $758 and $820 per month in 2006 and 2005, respectively, for Michael S. Hedge and $700 per month in 2005 for J. Max Waits. Also includes relocation cost reimbursement of $37,564 for Randall J. Frapart in 2006 and $12,500 for J. Max Waits in 2005.
(2)	Represents the expense associated with all outstanding, unvested, non-qualified stock options for which we recognized compensation expense during fiscal 2006 utilizing the provisions of SFAS No. 123R, rather than an amount paid to or realized by the named executive officer. See Note 5, “Management and Director Equity Incentive and Compensation Plan,” to the Company’s Audited Consolidated Financial Statements set forth in this Form 10-KSB for the assumptions made in determining SFAS 123R values. Each option represents the right to purchase upon vesting and for the exercise price one share of our common stock.
(3)	Mr. Hedge separated from us on June 25, 2007.
(4)	Appointed to serve as Chief Financial Officer effective January 9, 2006.
(5)	Mr. Waits separated from us on July 20, 2007. Appointed to serve as Chief Operating Officer effective June 15, 2005 and interim Chief Financial Officer from September 30, 2005 to January 9, 2006. Appointed to Serve as Executive Vice President and Chief Operating Officer effective January 9, 2006. Mr. Waits’ annual base salary in 2005 was $150,000.

Employment Agreements with Named Executive Officers

Messrs. Harris, Frapart and Oleksyk have entered into employment agreements with us pursuant to which they hold the positions of Chief Executive Officer of ForeFront, Executive Vice President & Chief Financial Officer of ForeFront Holdings and President and Chief Operating Officer of ForeFront, respectively. Messrs. Hedge and Waits previously entered into employment agreements with us pursuant to which they held the positions of Chief Executive Officer of ForeFront Holdings and Executive Vice President & Chief Operating Officer of ForeFront Holdings, respectively, until their separations from us on June 25, 2007 and July 20, 2007, respectively.

On October 15, 2004, we entered into an employment agreement with Michael S. Hedge. Mr. Hedge served as our Chief Executive Officer. The employment agreement provided for an annual base salary of $225,000 and had an initial term of four years. The employment agreement also provided for annual bonuses as determined by our Board of Directors and options to purchase 75,000 shares of our common stock. In connection with Mr. Hedge’s separation from us, we agreed that we would provide his base salary and benefits for a period of one year.

On June 15, 2005, we entered into an employment agreement with J. Max Waits. Mr. Waits served as our Executive Vice President and Chief Operating Officer. The employment agreement provided for an annual base salary of $180,000 and had an initial term of four years. The employment agreement also provided for annual bonuses as determined by our Board of Directors and options to purchase 50,000 shares of our common stock. In connection with Mr. Waits’ separation from us, we agreed that we would provide his base salary and benefits for a period of one year.

On January 9, 2006, we entered into an employment agreement with Randall J. Frapart. Mr. Frapart serves as Executive Vice President and Chief Financial Officer of ForeFront Holdings. The employment agreement provides for an annual base salary of $180,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 50,000 shares of ForeFront Holdings common stock. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Frapart is terminated as a result of a change in control of our company, we are obligated to continue paying Mr. Frapart’s base salary for a period of 12 months following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were our shareholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of our company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of our assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Frapart is entitled to receive 12 months salary and benefits at the rate then in effect.

On April 16, 2007, we entered into an employment agreement with Richard A. Oleksyk. Mr. Oleksyk serves as President and Chief Operating Officer of ForeFront. As amended, the employment agreement provides for an annual base salary of $225,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 500,000 shares of ForeFront common stock under a stock option plan currently being established. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Oleksyk is terminated as a result of a change in control of ForeFront, we are obligated to continue paying Mr. Oleksyk’s base salary for a period of 12 months following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were ForeFront shareholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of ForeFront company in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of ForeFront’s assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Oleksyk is entitled to receive 12 months salary and benefits at the rate then in effect.

On November 1, 2007, we entered into an employment agreement with J. Stan Harris. Mr. Harris serves as Chief Executive Officer of ForeFront. The employment agreement provides for an annual base salary of $318,600 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 1,764,706 shares of ForeFront common stock under a stock option plan currently being established. The employment agreement also includes a change in control provision. This provision provides that in the event of a change in control of ForeFront, Mr. Harris shall have the option to resign within three months of the date of the change in control. In such case, we are obligated to continue paying Mr. Harris’s base salary for a period of 12 months following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were ForeFront shareholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of ForeFront in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of ForeFront’s assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Harris is entitled to receive 12 months salary and benefits at the rate then in effect.

2005 Management and Director Equity Incentive and Compensation Plan

Our 2005 Management and Director Equity Incentive and Compensation Plan currently provides for the issuance of up to 1,000,000 shares of our common stock. As of November 13, 2007, options to acquire 443,750 shares of our common stock were issued and outstanding under the plan.

Our 2005 Management and Director Equity Incentive and Compensation Plan authorizes the grant of stock options, performance shares and restricted stock. The Governance, Compensation and Nominating (“GCN”) Committee of our Board of Directors administers the plan. The committee makes recommendations to the Board of Directors, consistent with the provisions of the plan, to determine which eligible participants will receive awards, the form of the awards and the number of shares of our common stock covered by each award. The committee may impose terms, limits, restrictions and conditions upon awards, and may modify, amend, extend or renew awards, accelerate or change the exercise time of awards or waive any restrictions or conditions to an award.

The Board of Directors can grant a variety of awards under the plan. We can grant options to purchase shares of our common stock that either are intended to qualify as incentive stock options under the Internal Revenue Code or that do not qualify as incentive options. The GCN Committee can determine the option exercise price, the term of each option, the time when each option may be exercised and, the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.

The Board of Directors also can grant performance awards to participants entitling the participants to receive shares of restricted stock, subject to terms and conditions determined by the GCN Committee.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

The following table sets forth, for each of our named executive officers, information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2006.

Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price		Option Expiration Date
Name	Exercisable	Unexercisable
Michael S. Hedge (1)	25,000 0	50,000 75,000	$ $	2.20 1.50	09/23/2007 09/23/2007
Randall J. Frapart (2)	0 0	50,000 50,000	$ $	2.20 1.50	01/25/2016 07/07/2016
J. Max Waits (3)	16,666 0	33,334 50,000	$ $	2.20 1.50	10/18/2007 10/18/2007

(1)

Initial grant of options to purchase 75,000 shares of our common stock was approved on July 1, 2005; the options vest  1/3 each year commencing July 1, 2006 (25,000 shares) and 25,000 shares each succeeding year thereafter. A second grant of options to purchase 75,000 shares of common stock was approved on July 7, 2006; the options vest  1/3 each year commencing July 7, 2007 (25,000 shares) and 25,000 shares each succeeding year thereafter. Mr. Hedge separated from us on June 25, 2007 and his options expired on September 23, 2007.

(2)

Initial grant of options to purchase 50,000 shares of our common stock was approved on January 25, 2006; the options vest  1/3 each year commencing January 25, 2007 (16,666 shares) and 16,667 shares each succeeding year thereafter. A second grant of options to purchase 50,000 shares of common stock was approved on July 7, 2006; the options vest  1/3 each year commencing July 7, 2007 (16,666 shares) and 16,667 shares each succeeding year thereafter.

(3)

Initial grant of options to purchase 50,000 shares of our common stock was approved on July 1, 2005; the options vest  1/3 each year commencing July 1, 2006 (16,666 shares) and 16,667 shares each succeeding year thereafter. A second grant of options to purchase 50,000 shares of common stock was approved on July 7, 2006; the options vest  1/3 each year commencing July 7, 2007 (16,666 shares) and 16,667 shares each succeeding year thereafter. Mr. Waits separated from us on July 20, 2007 and his options expired on October 18, 2007.

Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2006 regarding compensation of our Directors:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Richard M. Gozia (1)	$47,500	$12,500	—	—	—	—	$60,000
Osmo Hautanen (2)	$33,750	$12,500	—	—	—	—	$46,250
Deborah Ryan (3)	—	—	—	—	—	—	—
Christopher Holiday (4)	$30,000	$12,500	—	—	—	—	$42,500

(1)	Mr. Gozia is the Chairman of the Board and a member of the Governance, Compensation and Nominating Committee. Effective June 26, 2007, Mr. Gozia was appointed as our Interim Chief Executive Officer; as of such date, Mr. Gozia is not receiving any compensation for his service as a director or a member of any committee of our Board of Directors.
(2)	Mr. Hautanen is the chairman of the Governance, Compensation and Nominating Committee and a member of the Audit Committee.
(3)	Ms. Ryan did not qualify as an independent director as a result of her former employment by the Company and her ownership of Ryan Holdings, Inc., one of our former principal shareholders. Ms. Ryan resigned as a Director on September 21, 2007.
(4)	Mr. Holiday is the chairman of the Audit Committee and a member of the Governance, Compensation and Nominating Committee.

In November 2005, the Board adopted a Director Compensation Plan. In accordance with that plan, for the fiscal year ended December 31, 2006, our independent directors each received an annual cash retainer of $25,000 for services rendered in their capacity as Board members. In addition, the Audit Committee chairperson and the Governance, Compensation and Nominating Committee chairperson received annual cash compensation of $15,000 and $5,000, respectively. Members of the Audit Committee and the Governance, Compensation and Nominating Committee, other than the Chairperson, received additional annual compensation of $3,750 and $1,250, respectively. As of October 1, 2006, the Board amended the Director Compensation Plan to provide for an independent director serving as Chairman of the Board to receive an annual cash retainer of $25,000. All cash compensation is paid proportionately throughout the year on a quarterly basis. In addition, each independent director received $25,000 of our common stock for the fiscal year ended 2005 and is entitled to receive $12,500 of our common stock in each subsequent year thereafter. Such stock awards are made pursuant to our 2005 Management and Director Equity Incentive and Compensation Plan. Aggregate cash compensation paid to Board members in 2006 was $111,250. The Director Compensation Plan provides for total annual Board member compensation, including common stock, of $148,750.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of November 13, 2007, with respect to:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our executive officers and directors; and

•	all of our directors, executive officers and designated shareholders as a group.

Beneficial ownership includes any securities that a person has a right to acquire within 60 days from options, warrants, conversion or similar obligations. The total amount of common stock issued and outstanding is 7,416,989 on November 13, 2007. Unless otherwise indicated, the business address of each person listed is 835 Bill Jones Industrial Drive, Springfield, TN 37172.

Name	Shares Beneficially Owned	Percent of Shares Outstanding (1)
Stanford International Bank Ltd. (2)	9,925,000	80.6%
Richard M. Gozia (3)	27,459	*
Randall J. Frapart (4)	34,832	*
J. Stan Harris (5)	—	*
Richard A. Oleksyk (6)	—	*
Osmo A. Hautanen (7)	26,959	*
Christopher J. Holiday (8)	26,959	*
Michael S. Hedge (9)	3,500	*
J. Max Waits (10)	—	*
Deborah Ryan (11)	—	*
All executive officers, directors and designated shareholders as a group (10 persons)	10,044,709	81.5%

*	Less than 1%.
(1)	Based on 12,319,285 shares of our issued and outstanding common stock (assuming conversion of all preferred stock and exercise of all warrants and all vested stock options) at November 13, 2007.
(2)	Beneficial stockholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056. Includes 500,000 shares of common stock issuable upon the conversion of Series A preferred stock, 2,250,000 shares of common stock issuable upon conversion of Series B preferred stock and 2,000,000 shares of common stock issuable upon conversion of Series C preferred stock.
(3)	Includes 12,376 and 6,250 shares of common stock granted as partial compensation for Mr. Gozia’s services as an independent director on the Company’s Board of Directors for fiscal 2005 and fiscal 2006, respectively, and vested options to purchase 8,333 shares of common stock.
(4)	Includes vested options to purchase 33,332 shares of common stock.
(5)	Appointed as Chief Executive Officer of ForeFront effective November 1, 2007.
(6)	Appointed as President of ForeFront effective April 16, 2007 and Chief Operating Officer effective October 31, 2007.
(7)	Includes 12,376 and 6,250 shares of common stock granted as partial compensation for Mr. Hautanen’s services as an independent director on the Company’s Board of Directors for fiscal 2005 and fiscal 2006, respectively, and vested options to purchase 8,333 shares of common stock.
(8)	Includes 12,376 and 6,250 shares of common stock granted as partial compensation for Mr. Holiday’s services as an independent director on the Company’s Board of Directors for fiscal 2005 and fiscal 2006, respectively, and vested options to purchase 8,333 shares of common stock.
(9)	Mr. Hedge separated from us on June 25, 2007.

(10)	Mr. Waits separated from us on July 20, 2007.
(11)	Ms. Ryan resigned as a Director on September 21, 2007.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

On October 15, 2004, ForeFront Holdings, Datrek Professional Bags, Inc., a Tennessee corporation (“DPB”) and the shareholders of DPB entered into an asset purchase agreement in which ForeFront Holdings agreed to purchase substantially all of the assets and assume substantially all of the liabilities of DPB for an aggregate purchase price of $6,471,000 consisting primarily of cash, promissory notes, and 1.1 million shares of our common stock, subject to the conditions of the agreement (the “Datrek Purchase Agreement”).

Under the Datrek Purchase Agreement, Ryan Holdings, Inc., the successor of DPB, was entitled to a contingent payment of up to $1.0 million based on the assembly and distribution of certain golf bags. We were required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. The amount of the contingent payment was based on orders for golf bags of Wilson Sporting Goods Co. (“Wilson”) and any other golf bag manufacturer with which we entered agreements for assembly and shipment of golf bags during the five-year term of the earnout. We were required to pay $1.25 per golf bag assembled according to the manufacturer’s instructions and $1.25 per golf bag shipped according to the manufacturer’s instruction. We were not required to make the contingent payment unless we had received payment for the services provided. Our obligation to continue making contingent payments expired on the earlier of the expiration of the 5-year period or upon payment of the total contingent payment of $1.0 million. Payments made under the earnout were $106,921 and $136,920 in 2006 and 2005, respectively.

We agreed to pay Ryan Holdings, Inc. a contingent payment with respect to sales of golf bags bearing the Wilson and NFL trademarks under a distribution agreement, dated August 25, 2005, with Wilson in the amount of $1.25 per golf bag sold to our customers during the period of October 1, 2005 through September 30, 2008.

On September 21, 2007, we entered into the Ryan Amendment amending the Ryan Purchase Agreement. Pursuant to the Ryan Amendment, the following Ryan Transactions were consummated: (a) we repaid in full all amounts of principal and interest due under a long-term promissory note in the original principal amount of $3.2 million entered into in connection with the Ryan Purchase Agreement, (b) we redeemed 1,100,000 shares of our common stock that were previously issued to Ryan Holdings, Inc. pursuant to the Ryan Purchase Agreement, (c) we and Ryan Holdings, Inc. entered into a lease modification agreement reducing the term of an existing lease with respect to the Springfield, Tennessee lease premises used by us in our operations, (d) we and Ryan Holdings, Inc. entered into a new lease with respect to a portion of the Springfield premises, (e) we fully satisfied all of our remaining contingent payment obligations under the Ryan Purchase Agreement, and (f) certain other modifications to the Ryan Purchase Agreement and related documents were effectuated. In consideration of the foregoing items (b)-(f), we made an aggregate payment of $1,830,000 to Ryan Holdings, Inc.

On October 15, 2004, Miller Acquisition, Inc., (“MAI”) a Florida corporation and wholly-owned subsidiary of GAI and Miller Golf Company, LLC (“MGC”), entered into an asset purchase agreement in which MAI agreed to purchase all of the assets of MGC for an aggregate purchase price consisting of 1,500,000 shares of our common stock, subject to the conditions of that agreement. Prior to the transaction, MGC was 95% owned by Stanford.

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

At December 31, 2005, we had a short-term note and a long-term note payable to Ryan Holdings, Inc., the former shareholders of DPB. The original short-term obligation was a non interest-bearing note in the amount of $2,240,000. This obligation was paid in installments as follows: $560,000 in November 2004; $560,000 in January 2005; $370,000 in September 2005; $250,000 in May 2006; $400,000 in July 2006; and $100,000 in August 2006. Beginning in January 2005, the note carried interest of 8% per annum, payable monthly, increasing to 10% per annum, payable monthly, in February 2005 and thereafter. At December 31, 2006, we had an additional long term note payable to Ryan Holdings, Inc. in the amount of $3,200,000, bearing interest at the rate of 8% per annum, payable quarterly. As originally drafted, the principal was payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The principal payment scheduled for June 30, 2007 was deferred by Ryan Holdings until September 30, 2007. In connection with the Ryan Transactions, the full principal of $3,200,000 and related interest was paid on September 21, 2007.

On July 18, 2005, we entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we agreed to authorize a class of Series A preferred stock, into which Stanford could convert the Debenture at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of our common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock, 150,000 shares of which were subsequently assigned. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. We also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford converted the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to Series A Preferred Stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provided for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock or $9,000,000 and issuance of five-year warrants to purchase up to 1,350,000 shares of our common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Purchase Agreement two shares of Series B Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Stanford has acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

On December 20, 2006, we entered into an Amendment to the Purchase Agreement (the “Amendment”) with Stanford. The Amendment provided for purchases of up to an aggregate of 2,000,000 shares of our Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $4.00 per share of Series C Preferred Stock or $8,000,000 and issuance of five-year warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.001 per share (the “Series C Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Amendment each share of Series C Preferred Stock is convertible into one share of our common stock and is entitled to one vote per share. Under the terms of the Amendment, through December 31, 2006, Stanford has acquired (in various tranches) 1,517,750 shares of Series C Preferred Stock and Series C Warrants to purchase 910,650 shares of our common stock for $6,071,000. These Series C Warrants were exercised in January 2007.

Stanford acquired an additional 482,250 shares of Series C Preferred Stock and Series C Warrants to purchase 289,350 shares of our common stock for $1,929,000 during January and February 2007. These Series C Warrants were exercised in March 2007.

During the period from April 5, 2007 through November 21, 2007, SVCH advanced us an aggregate of $13,480,000. Of this amount, $5,030,000 was borrowed to fund the Ryan Transactions discussed above. The remaining $8,450,000 was borrowed for working capital purposes.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all of our outstanding debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which represents the refinancing of the aforementioned borrowings from SVCH.

On September 21, 2007, we entered into the Burton Amendment amending the Burton Purchase Agreement. Pursuant to the Burton Amendment, the following Burton Transactions were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Burton pursuant to the Burton Purchase Agreement, (b) outstanding promissory notes executed in connection with the Burton Purchase Agreement were cancelled and returned by Burton to us and a new promissory note in the amount of $1,500,000 was issued by us to Burton, (c) we paid to Burton all unpaid interest on an existing promissory note accrued from July 1, 2007 through the date of the Burton Amendment, (d) a Guaranty Agreement dated September 16, 2007 made by us in favor of Burton was cancelled, and (e) certain other modifications to the Burton Purchase Agreement were effectuated.

Additionally, on September 21, 2007, we entered into the Devant Amendment amending the Devant Purchase Agreement. Pursuant to the Devant Amendment, the following Devant Transactions were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Devant pursuant to the Devant Purchase Agreement, (b) outstanding promissory notes executed in connection with the Devant Purchase Agreement were cancelled and returned by Devant to us and a new promissory note in the amount of $890,000 was issued by us to Devant, (c) we agreed to make certain payments on April 30, 2009 in the aggregate amount of $210,000 to certain ForeFront Devant employees, (d) a Guaranty Agreement dated December 20, 2006 made by us in favor of Devant was cancelled, and (e) certain other modifications to the Devant Purchase Agreement were effectuated.

We funded the Ryan Transactions, the Burton Transactions and the Devant Transactions with borrowings from SVCH.

Our principal executive offices and our primary warehousing and distribution center are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. We currently lease this property and facility, which includes approximately 14.06 acres, pursuant to a lease through July 31, 2008, entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $52,798 adjusted annually for changes in the applicable Consumer Price Index. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Through September 21, 2007, Deborah Ryan was a member of our Board of Directors; Ms. Ryan was also Executive Vice President of Datrek Brand Management until her separation from us on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from us on May 26, 2006.

The ForeFront Burton facility, including assembly, warehousing and a distribution center, is located at 654 Anchors Street, Fort Walton Beach, Florida 32548. We temporarily leased an approximate 30,000 square foot portion of this facility, pursuant to a lease agreement through June 30, 2007, entered into with Burton. The lease provided for monthly rent payments in the amount of $14,000, plus taxes and insurance. We vacated this facility during July 2007. A principal officer of ForeFront Burton is also a shareholder of Burton.

The ForeFront Devant facility, including a production, warehousing and distribution center, is located at 3011 Walkup Avenue, Monroe, North Carolina 28110. We currently lease this facility, which includes approximately 50,000 square feet, pursuant to a four year lease agreement, beginning December 3, 2006, entered into with Jimini. The lease provides for current monthly rent payments in the amount of $16,750, plus taxes and insurance. A principal officer of ForeFront Devant is to the principal shareholder of Jimini.

Director Independence

Three members of our Board of Directors were independent Directors pursuant to the standards applicable to Regulation S-B. Mr. Gozia, Mr. Hautanen and Mr. Holiday were the independent Board members. As of June 25, 2007, Mr. Gozia is not considered independent pursuant to the standards applicable to Regulation S-B while he serves as Interim Chief Executive Officer.

Item 13.	Exhibits.

(a)	Documents filed as part of this Form 10-KSB.

2.1	Agreement and Plan of Merger dated as of October 15, 2004 among our company, the principal shareholder of our company and GAI. (1)

4.1	8% Subordinated Convertible Debenture, dated July 18, 2005, issued by our Company in the name of Stanford. (2)

4.2	Warrants, dated July 18, 2005, to purchase 600,000 shares of common stock of our Company issued in the name of Stanford. (2)

10.1	Securities Purchase Agreement dated as of October 15, 2004, between Datrek and SVCH. (1)

10.2	Lock-Up Agreement dated as of October 15, 2004, among Datrek, DPB and SVCH. (1)

10.3	Shareholders’ Agreement dated as of October 15, 2004, among Datrek, DPB and SVCH. (1)

10.4	Asset Purchase Agreement dated as of October 15, 2004, among Datrek, DPB and Dennis and Deborah Ryan.(1)

10.5	Asset Purchase Agreement dated as of October 15, 2004, between Miller and MGC. (1)

10.6	Lease Agreement dated as of October 15, 2004, between Datrek and DPB. (1)

10.7	Stock Purchase Agreement dated as of October 15, 2004, between our company and Croft Investments Limited Partnership. (1)

10.8	Stock Purchase Agreement dated as of October 15, 2004, between our company and Andora Investments Limited Partnership. (1)

10.9	Stock Purchase Agreement dated as of October 15, 2004, between our company and Nahara Group, Inc. (1)

10.10	Stock Purchase Agreement dated as of October 15, 2004, between John D. Harris and our company. (1)

10.11	Loan and Security Agreement dated as of October 15, 2004, among FCC, LLC d/b/a First Capital, Datrek and Miller. (1)

10.12	Guaranty of our company dated as of October 15, 2004. (1)

10.13	Employment Agreement dated as of October 15, 2004, between Michael S. Hedge and our company. (1)

10.14	Employment Agreement dated as of October 15, 2004, between Deborah Ryan and our company. (1)

10.15	Employment Agreement dated as of October 15, 2004, between Dennis Ryan and Datrek. (1)

10.16	First Amendment to Loan Agreement dated as of March 22, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller. (4)

10.17	Waiver and Second Amendment to Loan Agreement dated as of April 14, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller. (4)

10.18	Third Amendment to Loan Documents, dated June 2, 2005, by and between our Company and FCC, LLC. (5)

10.19	Employment Agreement dated as of June 1, 2005, between J. Max Waits and our company. (5)

10.20	Waiver Agreement, dated August 12, 2005, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company. (5)

10.21	Preferred Stock Purchase Agreement dated as of November 30, 2005, by and between our Company and Stanford. (6)

10.22	Warrant Assignment Agreement dated as of November 30, 2005, by and among Stanford, Daniel Bogar, Ronald Stein, William Fusselmann, Osvaldo Pi, and Charles Weiser. (6)

10.23	Registration Rights Agreement dated as of November 30, 2005, by and among DMI, Stanford, Daniel Bogar, Ronald Stein, Osvaldo Pi, William Fusselmann, and Charles Weiser. (6)

10.24	Securities Purchase Agreement, dated as of July 18, 2005, between our Company and Stanford. (2)

10.25	Registration Rights Agreement, dated as of July 18, 2005, between our Company and Stanford. (2)

10.26	Warrant Assignment Agreement, dated as of July 18, 2005, among Stanford, Daniel T. Bogar, Ronald M. Stein, William M. Fusselmann and Osvaldo Pi. (2)

10.27	Employment Agreement dated as of January 9, 2006, between Randall J. Frapart and our company. (7)

10.28	Waiver and Sixth Amendment to Loan and Security Agreement dated March 13, 2006, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company. (8)

10.29	Waivers of Stanford International Bank Ltd. (8)

10.30	Agreement, dated September 21, 2007, by and among our company, ForeFront Group, Ryan Holdings, Inc., and Dennis and Deborah Ryan. (10)

10.31	Agreement, dated September 21, 2007, by and among our company, ForeFront Group, ForeFront Devant, Devant, Ltd. and the principal shareholders of Devant, Ltd. (10)

10.32	Agreement, dated September 21, 2007, by and among our company, ForeFront Group, ForeFront Burton, Burton Golf, Inc., and the principal shareholders of Burton Golf, Inc. (10)

10.33	Employment Agreement dated as of April 16, 2007 between Richard Allen Oleksyk and ForeFront Group. (9)

10.34	Restated Employment Agreement dated as of October 31, 2007 between Richard Allen Oleksyk and ForeFront Group. (11)

10.35	Employment Agreement dated as of November 1, 2007 between J. Stan Harris and ForeFront Group. (11)

14.0	Code of Ethics (4)

16.1	Letter from Earl M. Cohen C.P.A., P.A. (former independent accountant). (3)

21	Subsidiaries of Registrant.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on October 21, 2004.
(2)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 21, 2005.

(3)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 3, 2004.
(4)	Previously filed on Form 10-KSB Annual Report with the Securities and Exchange Commission on April 27, 2005.
(5)	Previously filed on Form 10-QSB Quarterly Report with the Securities and Exchange Commission on August 15, 2005.
(6)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 6, 2005.
(7)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on January 9, 2006.
(8)	Previously filed on Form 10-KSB Annual Report with the Securities and Exchange Commission on March 31, 2006.
(9)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on April 20, 2007.
(10)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on September 27, 2007.
(11)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 9, 2007.

Item 14.	Principal Accountant Fees and Services

Fees to Auditors.

Years ended December 31, 2006 and 2005:

Service	2006 Aggregate Fees Billed	2005 Aggregate Fees Billed
Audit Fees (1)	$240,000	$156,000
Audit Related Fees (2)	$29,700	$0
All Other Fees (3)	$14,000	$0

(1)	Includes the aggregate fees, including expenses, from our principal accountant in connection with the audit of our consolidated financial statements and for the review of our financial information included in our Annual Report on Form 10-KSB, and our quarterly reports on Form 10-QSB.
(2)	The aggregate fees, including expenses, billed by our principal accountant for services related to our Form 8-K filings for the acquisitions of the net assets of Burton and Devant.
(3)	The aggregate fees, including expenses, billed by our principal accountant for services related to our Form SB-2 filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2007

FOREFRONT HOLDINGS, INC.

By:	/s/ Richard M. Gozia
Richard M. Gozia
Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on November 29, 2007.

SIGNATURE	TITLE

/s/ Richard M. Gozia Richard M. Gozia	Director, Chairman of the Board, Interim Chief Executive Officer

/s/ Randall J. Frapart Randall J. Frapart	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Osmo A. Hautanen Osmo A. Hautanen	Director

/s/ Christopher J. Holiday Christopher J. Holiday	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ForeFront Holdings, Inc. and Subsidiaries

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ForeFront Holdings, Inc.

We have audited the accompanying consolidated balance sheet of ForeFront Holdings, Inc and Subsidiaries (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeFront Holdings, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York

November 21, 2007

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2006

ASSETS
Current assets:
Cash	$736,851
Accounts receivable, net	6,471,582
Inventories, net	9,730,785
Prepaid expenses	519,969
Other receivables	41,298

Total current assets	17,500,485
Property and equipment, net	2,190,870
Intangibles, net	6,655,573
Goodwill	547,657
Other assets	10,759

Total assets	$26,905,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$7,101,324
Accounts payable and accrued liabilities	6,366,767
Interest payable and accrued liabilities to related parties	741,703
Current portion of notes payable to related parties	3,800,000
Current portion of capital lease obligation	49,508

Total current liabilities	18,059,302

Notes payable to related parties, less current portion	550,000
Guarantees under purchase consideration to related parties	1,485,000
Capital lease obligation, less current portion	91,888
Accrued pension liability, less current portion	424,660
Other liabilities	20,722

Total liabilities	20,631,572

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.001 par value; authorized 1,000,000 shares; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000
Series B Convertible Preferred stock, $.001 par value; authorized 4,500,000 shares; 4,500,000 shares issued and outstanding (Liquidation preference $9,000,000)	4,500
Series C Convertible Preferred stock, $.001 par value; authorized 2,000,000 shares; 1,517,750 shares issued and outstanding (Liquidation preference $6,071,000)	1,518
Common stock, $.001 par value; authorized 500,000,000 shares; 7,798,239 shares issued and outstanding	7,798
Additional paid-in capital	25,852,285
Accumulated deficit	(19,593,329)

Total shareholders’ equity	6,273,772

Total liabilities and shareholders’ equity	$26,905,344

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended December 31,
	2006	2005
Net sales	$30,017,866	$26,691,378

Cost of sales	22,255,973	19,943,784

Gross margin	7,761,893	6,747,594

Operating expenses
Sales and marketing	8,471,507	6,930,920
General and administrative	7,495,811	4,773,316

Total operating expenses	15,967,318	11,704,236

Loss from operations	(8,205,425)	(4,956,642)

Other income (expense)
Interest expense (includes $312,276 and $1,383,690 to related parties for the years ended December 31, 2006 and 2005, respectively)	(994,315)	(1,962,464)
Minority interest	102,891	—
Other income	1,717	26,816

Net other expense	(889,707)	(1,935,648)

Net loss	$(9,095,132)	$(6,892,290)

Basic and diluted net loss per share	$(1.33)	$(1.23)

Basic and diluted weighted-average common shares outstanding	6,832,066	5,599,216

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2006 and 2005

	Series A,B & C Preferred Stock Shares	Series A,B & C Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 1, 2005	—	$—	5,181,091	$5,181	$6,091,155	$(3,605,907)	$2,490,429
Common shares issued for services	—	—	187,148	187	110,813	—	111,000
Sale of common stock- Stanford	—	—	280,000	280	559,720	—	560,000
Subordinated Convertible Debenture issued at a discount- Stanford	—	—	—	—	974,026	—	974,026
Exercise of warrants	—	—	750,000	750	—	—	750
Subordinated Convertible Debenture exercised for Series A Preferred- Stanford	1,000,000	1,000	—	—	1,999,000	—	2,000,000
Sale of Series B Preferred- Stanford	1,500,000	1,500	—	—	2,998,500	—	3,000,000
Net loss	—	—	—	—	—	(6,892,290)	(6,892,290)

Balance at December 31, 2005	2,500,000	2,500	6,398,239	6,398	12,733,214	(10,498,197)	2,243,915
Common shares issued for services	—	—	40,000	40	59,960	—	60,000
Return of shares previously issued for services	—	—	(40,000)	(40)	40	—	—
Common stock issued as partial consideration for acquisitions	—	—	500,000	500	764,500	—	765,000
Exercise of warrants	—	—	900,000	900	—	—	900
Sale of Series B Preferred- Stanford	3,000,000	3,000	—	—	5,997,000	—	6,000,000
Sale of Series C Preferred- Stanford	1,517,750	1,518	—	—	6,069,482	—	6,071,000
Stock option compensation	—	—	—	—	228,089	—	228,089
Net loss	—	—	—	—	—	(9,095,132)	(9,095,132)

Balance at December 31, 2006	7,017,750	$7,018	7,798,239	$7,798	$25,852,285	$(19,593,329)	$6,273,772

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,095,132)	$(6,892,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,406,671	769,937
Amortization of loan fees	35,417	50,000
Minority interest in subsidiary	(100,528)	—
Common stock issued for services	60,000	111,000
Discount on convertible debt	—	974,026
Stock based compensation	228,089	—
Loss on disposal of fixed assets	1,459	—
Bad debt expense	141,757	217,955
Changes in assets and liabilities:
Accounts receivable	(17,863)	(874,428)
Inventories	(2,374,630)	747,307
Prepaid expenses	100,952	(71,797)
Other assets	(8,345)	38,845
Other receivables	17,216	23,179
Other receivables from related parties	—	147,269
Accounts payable and accrued liabilities	500,428	(158,694)
Interest payable and accrued liabilities to related parties	477,717	209,970

Net cash used in operating activities	(8,626,792)	(4,707,721)

Cash flows from investing activities:
Purchases of property and equipment	(565,029)	(379,106)
Contingent acquisition payment to related party	(89,560)	(146,747)
Payment for the net assets of Burton, net of cash acquired of $4,143	(1,970,857)	—
Payment for the net assets of Devant	(2,993,000)	—

Net cash used in investing activities	(5,618,446)	(525,853)

Cash flows from financing activities:
Net borrowings (payments) under credit facility	3,083,203	(303,395)
Release of restricted cash from credit facility	—	700,000
Payments under capital lease obligations	(24,096)	—
Payment of note to bank assumed from Burton	(59,307)	—
Net payments to finance company	—	(21,560)
Payments of notes to related parties	(1,225,000)	(930,000)
Exercise of warrants – related party	900	750
Proceeds from sale of common stock – related party	—	560,000
Proceeds from sale of preferred stock – related party	12,071,000	5,000,000

Net cash provided by financing activities	13,846,700	5,005,795

Net decrease in cash	(398,538)	(227,779)
Cash, beginning of year	1,135,389	1,363,168

Cash, end of year	$736,851	$1,135,389

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2006	2005
Supplemental disclosures of cash flow information:
Interest paid	$1,045,724	$823,000
Income taxes paid	$32,132	$42,000

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$84,695	$—
Conversion of convertible debenture	$—	$2,000,000
Convertible debenture debt discount	$—	$974,026
Net assets acquired and liabilities assumed of Burton:
Total purchase price	$4,376,947	$—
Less: cash consideration paid	(1,975,000)	—

Non-cash consideration	$2,401,947	$—

Notes Payable – Burton	$1,225,000	$—
Guarantee under purchase consideration	487,500	—
Common stock issued	512,500	—
Acquisition costs ($144,000 finder’s fee to Stanford and $32,947 for legal services)	176,947	—

Total non-cash consideration	$2,401,947	$—

Net assets acquired and liabilities assumed of Devant:
Total purchase price	$4,665,387	$—
Less: cash consideration paid	(2,993,000)	—

Non-cash consideration	$1,672,387	$—

Notes Payable – Devant	$400,000	$—
Guarantee under purchase consideration	997,500	—
Common stock issued	252,500	—
Acquisition costs ($22,387 for legal services)	22,387	—

Total non-cash consideration	$1,672,387	$—

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

ForeFront Holdings, Inc. (“ForeFront Holdings”), through both its direct and indirect wholly-owned subsidiaries, ForeFront Group, Inc. (“ForeFront”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Devant, Inc. (“ForeFront Devant”), ForeFront Multimedia, LLC, (“Multimedia”), and a 50% ownership interest in ForeFront Crellin LLC (“ForeFront Crellin”), which was dissolved on June 30, 2007 (see below and Note 19), each a Florida corporation, designs, manufactures, decorates, markets and distributes golf bags and accessories to on-course pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate customers, original equipment manufacturers, international distributors and golf event sponsoring organizations mainly in the United States and Canada. The Company is based in Springfield, Tennessee, and conducts a substantial portion of its operations in Springfield, Tennessee, and Monroe, North Carolina.

On January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatham Plastic Ventures, Inc. (“Chatco”). Chatco is the Company’s largest provider of plastic bag tags and accessories. The Company has made an aggregate investment in ForeFront Crellin through December 31, 2006 of $250,000, which is part of a $500,000 financing commitment to ForeFront Crellin. The operations of ForeFront Crellin are consolidated with the Company since the date of acquisition. ForeFront Crellin was dissolved on June 30, 2007 (see Note 19).

ForeFront Holdings is the successor to Greenhold Group, Inc. (“GGI”), which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, ForeFront Holdings entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into ForeFront Holdings. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the net assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). Stanford Venture Capital Holdings, Inc. (“SVCH”), prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of the Company’s common stock for an aggregate cash investment of $4,500,000, funded between October 2004 and January 2005. As a result of these transactions, SVCH became the controlling shareholder of the Company.

Since the completion of the transactions described above, SVCH has transferred a portion of its interests in ForeFront Holdings to Stanford International Bank, Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront Holdings whereby it has invested an aggregate of $21,571,000 and owns 73.3% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at December 31, 2006 (see Note 19).

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton Golf, Inc. (“Burton”). Under the Burton Purchase Agreement, which was effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,000,000 at a future measurement date (see Note 8) and $176,947 of acquisition costs.

On December 20, 2006, the Company, through ForeFront Devant, executed the Devant Purchase Agreement with Devant, Ltd. (“Devant”). Under the Devant Purchase Agreement, which was effective as of December 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Devant for an aggregate purchase price of $4,665,387. The purchase price consisted of $2,993,000 in cash, $400,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,250,000 at a future measurement date (see Note 8), and $22,387 of acquisition costs.

The Company purchased the net assets of Burton to further expand its market share of the golf bag market. The acquisition of the net assets of Devant allowed the Company to significantly increase its market share of the golf towel market.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On December 5, 2005, the Company effected a one-for-two reverse split of its common stock. All common share and per share amounts presented in this Annual Report have been retroactively adjusted to reflect the reverse stock split.

Liquidity and Capital Resources

The Company has incurred net losses of $9.1 million and $6.9 million for the years ended December 31, 2006 and 2005, respectively. The Company was not in compliance with its change of control, fixed charge coverage and salary covenants with respect to its line of credit facility at December 31, 2005. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the loan agreement including a waiver of these covenants (as set forth in a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (8.25% at December 31, 2006) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to the Company in April 2006. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2006, the balance of the line of credit was $7.1 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at December 31, 2006. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will continue to provide waivers if it is not in compliance. However, management believes that, if necessary, the Company will be able to secure any such waivers. In addition, management believes cash balances on hand and cash generated from operations, as well as proceeds from the sale of the preferred stock under the Purchase Agreement with Stanford (see Notes 9 and 12), and the Company’s credit facility with SVCH (see Note 19) will be sufficient to fund the business requirements during the next 12 months. Historically, the Company has been, and currently continues to be, dependent on the funding it has received from Stanford. There can be no assurance that Stanford will continue this funding in the future. If necessary, the Company may be required to restructure its existing debt and/or raise capital through the future issuance of its securities.

Significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

At December 31, 2006, the consolidated financial statements include the accounts of ForeFront Holdings and both its direct and indirect wholly-owned subsidiaries ForeFront, Miller, ForeFront Burton, ForeFront Devant, Multimedia, as well as ForeFront Crellin, in which the Company owned a 50% interest. The results of operations of ForeFront Burton have been included since September 3, 2006, the effective date of the acquisition. The results of operations of ForeFront Devant have been included since December 3, 2006, the effective date of the acquisition. All significant intercompany balances and transactions have been eliminated.

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

Cash-Restricted

On October 18, 2004, the Company obtained a demand line of credit facility with FCC and was required to maintain a cash reserve of $700,000 (see Note 7). Restricted cash was unavailable for the Company to use until certain contractual terms and conditions of the credit facility were met. The facility was amended in March 2006 and the restricted cash of $700,000 was released to the Company.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Allowance for Doubtful Accounts Receivable

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts exceed the estimated allowance, then additional allowances could be required. The allowance for doubtful accounts totaled $548,218 at December 31, 2006.

Inventories

Inventories are stated at the lower of cost (as determined on the first-in, first-out method) or market. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand. The allowance for obsolete or unmarketable inventory totaled $955,140 at December 31, 2006.

Property and Equipment

Property and equipment are reported at cost and include improvements that significantly add to utility or extend useful lives. Cost of maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred. Assets are depreciated using the straight-line method over their estimated useful lives as presented below by principal classifications:

Asset Class	Depreciable Lives
Computer equipment	3-5 years
Machinery and equipment	10 years
Furniture and fixtures	7 years
Product prototypes	1-3 years

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

Accounting for Long-Lived Assets

The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period; and

•	significant decline in the Company’s market capitalization relative to net book value.

Recoverability is measured by comparison of the assets’ carrying amounts to their expected future undiscounted net cash flows. Identifiable intangible assets primarily represent customer lists and trade names acquired in business combinations and are amortized on a straight-line basis over their estimated useful life.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Revenue Recognition

The Company recognizes sales when products are shipped to its customers or when services are rendered. Sales are only recognized for arrangements with customers in which:

•	there is persuasive evidence of a contract or agreement which sets forth the terms of the arrangement;

•	services have been rendered;

•	prices are fixed, determinable and agreed upon; and,

•	collectibility is reasonably assured.

Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. The Company also records estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand, and historical customer participation in similar programs.

Shipping Costs

Net sales include amounts billed to customers for shipping charges which totaled $1,267,245 and $1,343,470 for the years ended December 31, 2006 and 2005, respectively. The costs associated with shipping goods to customers are recorded as part of cost of sales.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense amounted to $280,003 and $229,864 for the years ended December 31, 2006 and 2005, respectively. These costs are included in sales and marketing expense in the consolidated statements of operations.

Foreign Currency

The Company conducts business with certain customers in Canada. The functional currency of these customers is the Canadian dollar. Any gain or loss from conducting business with these customers is minimal and is reflected in Other income in the Company’s consolidated statement of operations.

Fair Value of Financial Instruments

At December 31, 2006, the carrying value of all financial instruments approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

Warranty Costs

The Company generally provides a warranty of one year on all products it sells, except for Burton brand products, for which it provides a lifetime warranty to cover defects of workmanship and materials. The warranty provides for repair or replacement at the Company’s discretion. The Company estimates its warranty costs based on historical claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. Adjustments are made to the warranty reserve when the actual warranty claim experience differs from the estimates. The warranty reserve is included in other current liabilities and was $50,100 as of December 31, 2006.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Concentrations of Credit Risk

In the normal course of business, the Company extends credit to its customers. The Company’s policy is generally not to require collateral or other security from a trade customer to offset potential credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. No one customer accounted for more than 10% of the Company’s sales in 2006 or 2005.

The Company purchases a large percentage of its products from Asia Pacific vendors. Of these vendors, three vendors represented approximately 33%, 28%, and 14%, respectively, of 2006 consolidated purchases. Three vendors represented approximately 41%, 7%, and 7%, respectively, of 2005 consolidated purchases.

Cash balances at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per insured entity. Balances of cash at financial institutions may at times exceed the FDIC limit.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of common stock equivalents would have been antidilutive. Common stock equivalents include shares issuable upon the exercise of stock options, shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options, warrants and preferred stock were 5,860,650 and 1,564,250 for 2006 and 2005, respectively.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect FIN 48 to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the Company’s consolidated financial position or results of operations.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP. For financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, FSP EITF 00-19-2 is effective for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2. Acquisitions and Pro Forma Information

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton. Under the Burton Purchase Agreement, which was effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,000,000 at a future measurement date, and $176,947 of acquisition costs.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Based on an independent appraisal, the allocation of the purchase price is as follows:

Assets acquired:
Cash	$4,143
Accounts and other receivables, net	977,401
Inventories, net	1,282,126
Prepaid expenses	107,648
Property and equipment, net	741,593
Identifiable intangible assets	2,149,453
Goodwill	186,154

Total assets acquired	5,448,518

Liabilities assumed:
Accounts payable	712,808
Other accrued expenses	218,659
Capital lease payable	80,797
Note payable to bank	59,307

Total liabilities assumed	1,071,571

Total consideration	$4,376,947

On December 20, 2006, the Company, through ForeFront Devant, executed the Devant Purchase Agreement with Devant. Under the Devant Purchase Agreement, which was effective as of December 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Devant for an aggregate purchase price of $4,665,387. The purchase price consisted of $2,993,000 in cash, $400,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,250,000 at a future measurement date, and $22,387 of acquisition costs.

Based on an independent appraisal, the allocation of the purchase price is as follows:

Assets acquired:
Accounts and other receivables, net	$740,013
Inventories, net	962,612
Prepaid expenses and other current assets	17,688
Property and equipment, net	256,356
Identifiable intangible assets	3,249,493

Total assets acquired	5,226,162

Liabilities assumed:
Accounts payable	453,896
Other accrued expenses	106,879

Total liabilities assumed	560,775

Total consideration	$4,665,387

The following table presents the unaudited pro forma consolidated results of operations of the Company, assuming the transactions discussed above had been consummated at the beginning of each period presented. The results have been adjusted to account for the amortization of acquired intangibles, as well as other pro forma adjustments. The pro forma information presented below does not purport to represent what actual results would have been if the acquisition occurred at the beginning of such periods, nor does the information project results for any future period.

The unaudited pro forma consolidated financial information for the years ended December 31, 2006 and 2005 is as follows:

	For the Year Ended
	December 31, 2006	December 31, 2005
Net sales	$42,329,236	$43,168,802
Net loss	$(11,708,949)	$(9,395,763)
Basic and diluted net loss per common share	$(1.60)	$(1.52)
Basic and diluted weighted average common shares outstanding	7,332,066	6,198,922

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3. Inventories, Net

Inventories at December 31, 2006 are summarized as follows:

Raw materials	$1,505,626
Work in progress	74,006
Finished goods	9,106,293

10,685,925
Reserve for slow-moving and obsolete inventories	(955,140)

Total	$9,730,785

Note 4. Property and Equipment, net

Property and equipment at December 31, 2006 is summarized as follows:

Machinery and equipment	$1,430,092
Furniture and fixtures	1,205,605
Leasehold improvements	251,791
Product prototypes	160,847

3,048,335
Less: Accumulated depreciation	(860,242)

2,188,093
Construction in progress of fixtures and product prototypes	2,777

Total property and equipment, net	$2,190,870

Depreciation expense totaled $486,466 and $225,817 for the years ended December 31, 2006 and 2005, respectively. Amortization of capital lease assets is included in depreciation expense.

Note 5. Management and Director Equity Incentive and Compensation Plan

On June 22, 2005 the Board of Directors approved the adoption of the Company’s 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). As amended, the Plan authorizes the issuance of options to purchase up to 1,000,000 shares of the Company’s common stock to directors, officers and certain other employees of the Company. The Plan allows the Company to issue both non-qualified stock options and incentive stock options to qualified directors, officers and employees. The Plan also authorizes the grant of performance shares and restricted stock to eligible participants.

Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R. The impact of the adoption of SFAS 123R on the consolidated financial statements was de minimus. The Company had 302,250 options outstanding at December 31, 2005. The pro forma effect of these options was de minimus to the year ended December 31, 2005, and, therefore, pro forma disclosures are not presented.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the year ended December 31, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense for the years ended December 31, 2006 and 2005 was $228,089 and $0, respectively. At December 31, 2006, there was $448,351 of total unrecognized compensation cost (at fair value) related to unvested share-based compensation arrangements granted under the Plan that is being recognized as an expense between January 2007 through June 2009.

Options to purchase 417,000 shares, with lives of 10-years, vesting ratably over a three-year period, were issued during 2006 to a group of eligible employees under terms of the Plan. These options have exercise prices ranging from $1.50 to $2.20. The weighted average fair value per share of these options was estimated to be $0.93 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

Option activity was as follows for the years ended December 31, 2006 and December 31, 2005.

	Shares	Weighted- Average Exercise price	Aggregate Intrinsic Value
Outstanding at 1/1/05	—	$—
Granted	329,750	2.22
Forfeited/Cancelled	(27,500)	2.20

Outstanding at 12/31/05	302,250	$2.22
Granted	417,000	1.81
Forfeited/Cancelled	(37,000)	2.35

Outstanding at 12/31/06	682,250	$1.96	—

Exercisable at 12/31/06	88,417	$2.20	—

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A further summary of options outstanding at December 31, 2006, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years

$2.20	410,250	8.7
$1.50	222,000	9.5
$2.05	50,000	9.7

	682,250

Option activity for unvested options was as follows for the year ended December 31, 2006.

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	302,250	$1.29
Granted	417,000	0.93
Vested	(88,417)	1.31
Forfeited/Cancelled	(37,000)	1.26

Unvested at 12/31/06	593,833	$1.04

At December 31, 2006, there were 317,750 shares available for issuance under the Plan.

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

The fair value of each option award is estimated on the date of grant utilizing certain assumptions as noted in the table below. Expected volatilities are based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination with the evaluation model. The expected terms of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In calculating the fair values of the stock options, the following assumptions were used:

	Years Ended
	December 31, 2006	December 31, 2005
Dividend yield	0%	0%
Weighted average expected life	5.0 years	3.0 years
Weighted average risk-free interest rate	4.82%	3.77%
Expected volatility	70.52%	91.00%

Note 6. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired DPB and recorded intangibles including a customer list and a registered tradename. The total consideration paid for DPB’s net assets was $6,471,000 and included $2,632,000 of intangible assets. The customer list is being amortized over three years. The tradename is being amortized over its legal life, which expires in April 2011. Additionally, Ryan Holdings, Inc. (“Ryan Holdings”) is to receive payments of up to $1,000,000 as contingent consideration (“Contingent Payment”) based on sales of certain products under service agreements with terms ranging from three to five years. The Company is capitalizing as an intangible the Contingent Payment in the period in which the Contingent Payment is incurred and is amortizing the Contingent Payment over the remaining terms of the service agreements (see Note 19).

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On September 12, 2006 the Company acquired substantially all of the net assets of Burton and recorded intangibles including a customer list, a registered tradename and a customer logo database. The total consideration paid for Burton’s net assets was $4,376,947 and included $2,149,453 of intangible assets. The customer list and customer logo database are being amortized over three years. The Company considers the tradename to have an indefinite life. As such, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the tradename, which has been valued at $979,000, will not be amortized and will be reviewed for impairment at least annually.

On December 20, 2006 the Company acquired substantially all of the net assets of Devant and recorded intangibles including a customer list and two tradenames. The total consideration paid for Devant’s net assets was $4,665,387 and included $3,249,493 of intangible assets. The customer list is being amortized over three years. The Company considers the tradenames to have an indefinite life. As such, in accordance with SFAS 142, the tradenames, which have been valued at $1,165,835, will not be amortized and will be reviewed for impairment at least annually.

The following is a summary of intangibles at December 31, 2006:

				Amortization for the Year Ended
Description	Cost	Accumulated Amortization	Net Asset	December 31, 2006	December 31, 2005
Customer Lists	$3,958,657	$778,963	$3,179,694	$448,213	$273,000
Amortized Trade Name	1,813,000	596,833	1,216,167	270,264	288,217
Customer Logo Database	120,742	16,023	104,719	16,023	—
Contingent Payment	19,361	4,107	15,254	4,107	—

Amortized Intangibles	5,911,760	1,395,926	4,515,834	738,607	561,217
Non-Amortized Trade Names	2,139,739	—	2,139,739	—	—

Total	$8,051,499	$1,395,926	$6,655,573	$738,607	$561,217

On October 15, 2004, the Company recorded goodwill for its purchase of DPB in the amount of $361,503, and on September 12, 2006 the Company recorded goodwill for its purchase of ForeFront Burton in the amount of $186,154. Such amounts are not amortized but are reviewed annually for possible impairment. The Company has determined that there has been no impairment as of December 31, 2006.

Based on the carrying amount of the intangible assets as of December 31, 2005, the amortization expense for the next five years is estimated as follows:

Year Ended	Amount

2007	$1,599,682
2008	1,369,176
2009	1,141,603
2010	270,264
2011	135,109

Total	$4,515,834

Note 7. Revolving Credit Facility

On October 18, 2004, the Company obtained a line of credit facility with FCC for a two-year term. The facility was amended in March 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8.25% at December 31, 2006) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. The restricted cash of $700,000 that was formerly held by FCC was released to the Company in April 2006. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2006, the balance of the line of credit was $7.1 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at December 31, 2006. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will continue to provide waivers if the Company is not in compliance. However, the Company believes that, if necessary, it will be able to secure any such waivers.

Note 8. Notes Payable to Related Parties

At December 31, 2006, the Company had a short-term note payable to Ryan Holdings in the amount of $3,200,000, which bears interest at the rate of 8% per annum, payable quarterly. The principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007 (see Note 19). The Company has provided a letter of credit issued by Stanford in the amount of $3,200,000 to guarantee this note payable. The letter of credit expires in January 2008.

At December 31, 2006, the Company had an unsecured, long-term note payable to Burton in the amount of $750,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008 (see Note 19).

At December 31, 2006, the Company had two unsecured, non interest bearing promissory notes to Devant. The first is a short-term note in the principal amount of $250,000 and is payable in five quarterly installments of $50,000 each, commencing on March 31, 2007. An additional short-term note, in the principal amount of $150,000, is payable in three monthly installments of $50,000 each, commencing on May 1, 2007.

Additionally, as described in Note 2, a portion of the purchase price for both Burton and Devant was satisfied with the issuance to each of 250,000 shares of the Company’s common stock, whereby the Company has guaranteed the value of such shares (see Note 19).

Regarding the shares issued to Burton, the Company may be required to provide for the issuance of additional shares of common stock or the payment of cash contingent on the future market price of the shares issued. Unless the price of the security at least equals $4.00 per share on the 24th, 30th or 36th month anniversary of the closing, the Company will be required to issue additional securities or pay cash sufficient to make the then current value of the total consideration equal to the guaranteed amount of $1,000,000. The Company issued a promissory note for the full guaranteed value of the shares of $1,000,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $512,500 ($2.05 per share). The Company also recorded a liability for the guarantee under the purchase consideration in the amount of $487,500.

Regarding the shares issued to Devant, the Company may be required to provide for the payment of cash contingent on the future market price of the shares issued. Unless the price of the security at least equals $5.00 per share on April 15, 2009, the Company will be required to pay cash sufficient to make the then current value of the total consideration equal to the guaranteed amount of $1,250,000. The Company issued a promissory note for the full guaranteed value of the shares of $1,250,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $252,500 ($1.01 per share). The Company also recorded a liability for the guarantee under the purchase consideration in the amount of $997,500.

Any additional securities issued or additional cash paid to either Burton or Devant, upon the resolution of such contingencies based on the security price, shall not affect the cost of the acquired entities regardless of whether the security price is maintained or a higher price is achieved. When the contingencies are resolved, the fair value of the securities originally issued will be adjusted accordingly.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Future minimum payments for the notes payable to related parties are as follows:

Year Ended	Amount
2007	$3,800,000
2008	550,000
2009	1,485,000

Total	$5,835,000

Interest expense on notes payable to related parties totaled $312,276 and $409,664 for the years ended December 31, 2006 and 2005, respectively.

Note 9. Debt and Equity with Stanford

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company agreed to authorize a class of Series A preferred stock into which Stanford could convert the Debenture at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of the Company’s common stock and has a liquidation preference of $2.00 per share. Holders of the Series A preferred stock are entitled to vote with the holders of Company’s common stock on all matters. The Company also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of the Company’s common stock. The warrants to purchase 300,000 shares of the Company’s common stock were exercised on November 30, 2005. The Company allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford converted the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to Series A preferred stock in November 2005.

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provided for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock or $9,000,000 and issuance of five-year warrants to purchase up to 1,350,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Purchase Agreement, two shares of Series B Preferred Stock are convertible into one share of the Company’s common stock and are entitled to one vote per share. Stanford has acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

On December 20, 2006, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”) with Stanford. The Amendment provided for purchases of up to an aggregate of 2,000,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $4.00 per share of Series C Preferred Stock or $8,000,000 and issuance of five-year warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series C Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Amendment each share of Series C Preferred Stock is convertible into one share of the Company’s common stock and is entitled to one vote per share. Under the terms of the Amendment, through December 31, 2006, Stanford has acquired (in various tranches) 1,517,750 shares of Series C Preferred Stock and Series C Warrants to purchase 910,650 shares of the Company’s common stock for $6,071,000. These Series C Warrants were exercised in January 2007.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stanford acquired an additional 482,250 shares of Series C Preferred Stock and Warrants to purchase 289,350 shares of the Company’s common stock for $1,929,000 during January and February 2007. These Warrants were exercised in March 2007.

See Note 19 for additional discussion of the Company’s debt with Stanford.

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement. The required registration statement was filed on April 18, 2006. The Company is obligated to register the shares of common stock underlying the Series B Preferred Stock and the Warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. To date, no such demands have been made. The Company is obligated to register the shares of common stock underlying the Series C Preferred Stock and the Warrants pursuant to a registration rights agreement no later than June 30, 2007 (see Note 19).

If the Company does not file the registration statements on a timely basis or maintain an effective registration statement once it is declared effective, it must issue upon default and each month thereafter that the registration statement is not filed or maintained effective, warrants to purchase a number of shares of common stock equal to the number of shares of preferred stock held by the investors, including Stanford, as liquidating damages. The registration statement does not provide for any cash settlement alternative and the default may only be cured or settled by delivering a fixed number of warrants or shares of the Company’s common stock to these shareholders. The shares issuable as liquidated damages are applicable until such time as the shares to be registered may be sold under Rule 144.

The financial instruments discussed above were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be a derivative liability in accordance with the provisions of SFAS 133 or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”

Note 10. Income Taxes

As of December 31, 2006, the Company had federal net operating loss carryforwards of $19.5 million expiring in various years through 2026, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established due to the uncertainty as to their realizability in future periods.

The Company’s deferred tax assets and deferred tax liabilities (using a federal corporate income rate of approximately 34%) consisted of the following:

	December 31,
	2006	2005
Deferred tax assets:
Operating loss carryforwards	$6,628,000	$4,132,000
Allowance for doubtful accounts	171,000	201,000
Inventory capitalization	500,000	394,000
Intangible assets	388,000	14,000
Warranty reserve	24,000	22,000

Total deferred tax assets	7,711,000	4,763,000
Deferred tax liabilities:
Property and equipment	(11,000)	(60,000)

Subtotal	7,700,000	4,703,000
Valuation Allowance	(7,700,000)	(4,703,000)

Net deferred tax assets	$—	$—

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2006 and 2005. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2006	2005
Tax benefit at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)%	(6.0)%
Adjustment to change in valuation allowance	40.0%	40.0%

	—	—

The Company acquired $4.0 million of this net operating loss carryforward through the 2004 merger with GAI. Due to the restrictions imposed by the Internal Revenue Code of 1986, as amended, regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s federal net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership.

Note 11. Shareholders’ Equity

As of December 31, 2006, the Company has authorized 500,000,000 shares of par value $0.001 common stock, with 7,798,239 shares issued and outstanding. Additionally, the Company has authorized 7,500,000 shares of preferred stock, with 1,000,000 shares of Series A convertible preferred stock issued and outstanding, 4,500,000 shares of Series B convertible preferred stock issued and outstanding and 1,517,750 shares of Series C convertible preferred stock issued and outstanding.

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

Series A Preferred Stock- The Company has designated 1,000,000 shares of its preferred stock as Series A $2.00 convertible preferred stock. At December 31, 2006, there are 1,000,000 shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock is convertible into one half share of ForeFront Holdings common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series A preferred stock, or (2) upon the closing of an underwritten public offering of ForeFront Holdings common stock registered under the Act at a public offering price equal to or exceeding $6.00 per share, which generates aggregate net proceeds to the Company equal to or exceeding $15,000,000.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Series B Preferred Stock- The Company has designated 4,500,000 shares of its preferred stock as Series B $2.00 convertible preferred stock. At December 31, 2006, there are 4,500,000 shares of Series B preferred stock issued and outstanding. Each share of Series B preferred stock is convertible into one half share of ForeFront Holdings common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series B preferred stock, or (2) upon the closing of an underwritten public offering of the Company common stock registered under the Act at a public offering price equal to or exceeding $6.00 per share, which generates aggregate net proceeds to the Company equal to or exceeding $15,000,000.

Series C Preferred Stock- The Company has designated 2,000,000 shares of its preferred stock as Series C $4.00 convertible preferred stock. At December 31, 2006, there are 1,517,750 shares of Series C preferred stock issued and outstanding. Each share of Series C preferred stock is convertible into one share of ForeFront Holdings common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series B preferred stock, or (2) upon the closing of an underwritten public offering of the Company common stock registered under the Act at a public offering price equal to or exceeding $6.00 per share, which generates aggregate net proceeds to the Company equal to or exceeding $15,000,000.

The initial conversion price of the Company’s Series A and B preferred shares is $2.00 per share, and the initial conversion price of the Company’s Series C preferred shares is $4.00 per share, subject to adjustment in the event of recapitalization, stock split, dividends or similar events. If at any time the Company shall (1) sell or otherwise issue shares of common stock at a purchase price per share less than the conversion price in effect immediately prior to such issuance, or (2) sell or otherwise issue securities which are convertible into or exercisable for shares of the Company’s common stock at a conversion or exercise price per share less than the conversion price in effect immediately prior to such issuance, then immediately upon such issuance or sale, the conversion price of the Series B and Series C preferred shares shall be adjusted to a price equal to the purchase price of the shares of common stock or the conversion or exercise price per share of the securities sold or issued.

Except as otherwise required under Florida law, the holders of the Series A, Series B and Series C preferred stock shall be entitled to vote at any meeting of the shareholders of the Company. Each share of Series A and B preferred stock shall be entitled to one half vote per share and each share of Series C preferred stock shall be entitled to one vote per share.

In the event of liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of the Series A, Series B and Series C preferred stock shall be entitled to receive, prior and before any distribution of the assets shall be made to the holders of any common stock, an amount equal to the stated value per share of Series A, Series B and Series C preferred stock held by each holder.

Warrants

As of December 31, 2006, there were 910,650 warrants outstanding that were issued in conjunction with the Series C preferred shares that had not been converted into common shares. These warrants were exercised in January 2007.

Note 12. Equity Transactions

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company agreed to authorize a class of Series A preferred stock into which Stanford could convert the Debenture at a ratio of $2.00 per share. The Company also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of the Company’s common stock. The warrants to purchase 300,000 shares of the Company’s common stock were exercised on November 30, 2005. On November 30, 2005, Stanford converted the Debenture for 1,000,000 shares of Series A preferred stock.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provided for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock or $9,000,000 and issuance of five-year warrants to purchase up to 1,350,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Stanford acquired (in various tranches) 1,500,000 shares of Series B Preferred Stock for $3,000,000 and was issued 450,000 of the Series B Warrants during the year ended December 31, 2005. Stanford acquired (in various tranches) 3,000,000 shares of Series B Preferred Stock for $6,000,000 and was issued 900,000 Series B Warrants during the year ended December 31, 2006. All Series B Warrants were exercised between November 2005 and October 2006.

On December 20, 2006, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”) with Stanford. The Amendment provided for purchases of up to an aggregate of 2,000,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $4.00 per share of Series C Preferred Stock or $8,000,000 and issuance of five-year warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series C Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the terms of the Amendment, through December 31, 2006, Stanford has acquired (in various tranches) 1,517,750 shares of Series C Preferred Stock and Series C Warrants to purchase 910,650 shares of the Company’s common stock for $6,071,000. These Series C Warrants were exercised in January 2007.

Stanford acquired an additional 482,250 shares of Series C Preferred Stock and Warrants to purchase 289,350 shares of the Company’s common stock for $1,929,000 during January and February 2007. These Warrants were exercised in March 2007.

On September 12, 2006, in connection with the acquisition of the net assets of Burton, the Company issued 250,000 shares of its common stock to Burton, valued at $512,500 ($2.05 per share), as part of the purchase price for the assets of Burton (see Note 19).

On December 20, 2006, in connection with the acquisition of the net assets of Devant, the Company issued 250,000 shares of its common stock to Devant, valued at $252,500 ($1.01 per share), as part of the purchase price for the net assets of Devant (see Note 19).

Note 13. Commitments and Contingencies

The Company leases its offices, storage/warehouse space and certain equipment under operating leases and a small amount of equipment under capital leases. Rent expense charged to operations totaled $904,807 for 2006 and $707,375 for 2005.

Concurrent with the DPB acquisition on October 18, 2004, the Company entered into a lease agreement with Ryan Holdings (a related party) for the real estate occupied by the Company’s production, distribution, and administration operations. The shareholders of Ryan Holdings are Dennis and Deborah Ryan. Deborah Ryan is a Director of the Company and was the Executive Vice President of Datrek Brand Management until her separation from the Company on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from the Company on May 26, 2006. The lease (offices and warehouse) has a term of seven years with rent increases effective October 1 each year (see Note 19). The lease requires the Company to pay property taxes, insurance, maintenance, and utility expenses related to occupancy of the premises. Rent expense charged to operations related to this agreement totaled $623,447 for 2006 and $598,748 for 2005.

Concurrent with the Burton acquisition on September 12, 2006, the Company entered into a lease agreement with Burton for the ForeFront Burton facility, which included production and distribution operations. The lease term expired June 30, 2007 (see Note 19) and provided for monthly rent payments of $14,000, plus taxes and insurance. A ForeFront Burton officer is also a shareholder of Burton.

Concurrent with the Devant acquisition on December 20, 2006, the Company entered into a lease agreement with Jimini for the ForeFront Devant facility, which includes production, distribution and administrative operations. The lease has an initial term of four years and provides for monthly rent payments of $16,750, plus taxes and insurance. A ForeFront Devant officer is a principal shareholder in Jimini.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Minimum future rental payments under all non-cancelable operating and capital leases are summarized as follows:

Year Ending December 31,	Capital Leases	Operating Leases

2007	$59,549	$952,028
2008	49,648	897,478
2009	22,618	874,485
2010	17,212	839,971
2011 and thereafter	14,344	555,670

Total minimum payments	163,371	$4,119,632

Less: interest	21,975

Present value of minimum lease payments	141,396
Less: current portion	49,508

Long-term portion	$91,888

The gross amount of property and equipment recorded under capital leases at December 31, 2006 was $165,492.

In March 2005, the Company received notice from the IUE-CWA Pension Fund notifying the Company that it is responsible for funding a pension plan liability relating to Miller in the amount of $462,000, discounted at the annual interest rate of 5.65%. A provision for the full amount has been established and quarterly payments of approximately $9,674 are due through the first quarter of 2025.

Note 14. Defined Contribution Plan

The Company sponsors a combined 401(k) savings and profit sharing plan, which covers substantially all full-time, non-ForeFront Devant employees. The Company contributes a partial match of employee voluntary contributions. In addition, the plan allows for the Company to make discretionary profit-sharing contributions. Employer matching contributions totaling $145,298 and $101,963 were charged to operations for the years ended December 31, 2006 and 2005, respectively. There were no discretionary profit sharing contributions in 2006 or 2005.

Note 15. Litigation

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

Note 16. Related Party Transactions

Under the DPB Purchase Agreement, Ryan Holdings, the successor of DPB, is entitled to a contingent payment of up to $1.0 million based on the assembly and distribution of certain golf bags. The Company is required to pay the contingent payment on a quarterly basis over a period of five years beginning on January 1, 2005. The amount of the contingent payment is based on orders for golf bags of Wilson Sporting Goods Co. (“Wilson”) and any other golf bag manufacturer with which the Company enters agreements for assembly and shipment of golf bags during the five-year term of the earnout. The Company is required to pay $1.25 per golf bag assembled according to the manufacturer’s instructions and $1.25 per golf bag shipped according to the manufacturer’s instruction. The Company is not required to make the contingent payment unless it has received payment for the services provided. As of December 2006, no further services are expected to be provided and, thus, no further material expense is expected. Payments made under the earnout were $106,921 and $136,920 in 2006 and 2005, respectively.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company agreed to pay Ryan Holdings a contingent payment with respect to sales of golf bags bearing the Wilson and NFL trademarks under a distribution agreement, dated August 25, 2005, with Wilson in the amount of $1.25 per golf bag sold to the Company’s customers during the period of October 1, 2005 through September 30, 2008 (see Note 19).

Note 17. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain business units. Revenues for these units are as follows:

	For the Year Ended
	December 31, 2006	December 31, 2005
Off Course	$16,481,763	$16,115,860
On Course	6,793,000	5,596,897
Premium-OEM-Internet	4,161,413	3,153,573
International	2,170,084	1,825,048
Sport Towels	411,606	—

	$30,017,866	$26,691,378

Note 18. Departure of Principal Officers

On April 13, 2006, Deborah Ryan, Executive Vice President of ForeFront, separated from the Company. In addition, Dennis Ryan, President of the Off-Course division, separated from the Company with an effective date of May 26, 2006. Under the terms of her employment agreement, Deborah Ryan is entitled to continue to receive her base salary for a period of 12 months along with certain other benefits. Under the terms of his employment agreement, Dennis Ryan is entitled to continue to receive his base salary for a period of 12 months along with certain other benefits. During the year ended December 31, 2006, the Company recorded an expense of $350,000 in relation to these agreements. At December 31, 2006, $115,649 remains unpaid and is reflected as an accrued liability to related parties in the accompanying consolidated balance sheet.

Note 19. Subsequent Events

On April 19, 2007, ForeFront entered into an employment agreement with Richard Allen Oleksyk. Mr. Oleksyk serves as the President and Chief Operating Officer of ForeFront. As amended, the employment agreement provides for an annual base salary of $225,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 500,000 shares of ForeFront’s common stock.

On May 21, 2007, due to the Company’s delinquent filing of its Form 10-KSB for the year ended December 31, 2006, the Company’s common stock was removed from quotation from the OTC Bulletin Board (“OTCBB”) and began trading on the Pink Sheets, LLC (“Pink Sheets”). Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter securities in real-time. Our listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. As the Company is now current on its filings with the Securities and Exchange Commission, the Company’s shares are again eligible for quotation on the OTCBB.

On June 25, 2007, Michael S. Hedge, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, separated from the Company. In addition, J. Max Waits, the Company’s Executive Vice President and Chief Operating Officer, separated from the Company on July 20, 2007. In connection with Mr. Hedge’s and Mr. Waits’ separations from the Company, the Company agreed to provide each of the former executives their base salary for a period of 12 months along with certain other benefits. During the second and third quarters of 2007, the Company recorded an expense of $444,214 in relation to these agreements.

At March 31, 2007, the Company had a remaining financing commitment to ForeFront Crellin in the amount of $250,000. The Company fulfilled that commitment in financing amounts of $30,000 and $220,000 in the first and second quarters of 2007, respectively. In addition, on June 30, 2007, ForeFront Crellin was dissolved. As of that date, the Company had invested an aggregate of $500,000 in ForeFront Crellin and had recognized $153,560 of normal operating losses. The remaining investment of $346,440 was written off in the second quarter of 2007.

In July 2007, the Company vacated the Ft. Walton Beach, Florida facility that had been leased from Burton since September 2006. The Company consolidated the operations of its Ft. Walton Beach, Florida location into its Springfield, Tennessee facility in order to eliminate the redundancy of functions in both locations. As part of this consolidation, the Company recognized $715,647 of expense in the second quarter of 2007. This amount included the impairment of fixed assets that were no longer going to be used of $261,100, inventory shrink of $199,753, the impairment of inventory that was considered excess and obsolete of $172,947 and severance costs of $81,847.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the period from April 5, 2007 through November 21, 2007, SVCH advanced the Company an aggregate of $13,480,000. Of this amount, $5,030,000 was borrowed to fund the Ryan Holdings transaction discussed below. The remaining $8,450,000 was borrowed for working capital purposes.

On November 21, 2007, the Company obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which represents the refinancing of the aforementioned borrowings from SVCH. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. In connection with this transaction, the Company’s obligation to register the shares of common stock underlying the Series C Preferred Stock and the Series C Warrants was deferred by Stanford through June 30, 2008.

On September 21, 2007, the Company completed an agreement with Ryan Holdings. As part of this agreement, the Company paid the full balance of the long-term note payable of $3,200,000 and the related interest discussed in Note 8. Further, the Company redeemed 1,100,000 shares of its common stock previously issued to Ryan Holdings. Also included in the agreement was an early termination agreement related to the Company’s lease of its executive offices and a distribution center, shortening the lease term from October 2011 to July 2008. In addition, the Company satisfied the remaining contingent consideration from the $1,000,000 Contingent Payment discussed in Note 6. Further, the agreement includes an 18-month non-compete agreement for Deborah and Dennis Ryan, the owners of Ryan Holdings. Finally, Deborah Ryan resigned as a member of the Company’s Board of Directors. In consideration of the foregoing items, not including the payoff of the note, the Company made an aggregate payment of $1,830,000 to Ryan Holdings.

On September 21, 2007, the Company completed an agreement with Burton. As part of this agreement, Burton returned their 250,000 shares of the Company’s common stock. In addition, the unsecured, long term note payable issued by ForeFront Holdings to Burton with a remaining principal balance of $500,000 and the promissory note issued by ForeFront Holdings for the guaranteed value of the issued shares of $1,000,000 were cancelled. In exchange for the preceding, ForeFront issued Burton an unsecured, long term note payable in the amount of $1,500,000, bearing interest at 8% per annum, payable quarterly. The principal is payable in installments of $500,000 on September 12, 2008 and $1,000,000 on September 12, 2009.

On September 21, 2007, the Company completed an agreement with Devant. As part of this agreement, Devant returned their 250,000 shares of the Company’s common stock. In addition, the promissory note issued by ForeFront Holdings for the guaranteed value of the issued shares of $1,250,000 was cancelled. In exchange for the preceding, ForeFront issued Devant an unsecured, long term note in the amount of $890,000, bearing interest at 6% per annum, payable at maturity. The principal is due on April 15, 2009. In addition, the Company agreed to pay an additional $210,000 to certain ForeFront Devant employees in April 2009.

On November 1, 2007, ForeFront entered into an employment agreement with J. Stan Harris. Mr. Harris serves as the Chief Executive Officer of ForeFront. The employment agreement provides for an annual base salary of $318,600 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 1,764,706 shares of ForeFront’s common stock.

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of Registrant.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.