Form 10-Q
period 2007-03-31
FOREFRONT HOLDINGS, INC.
filed 2007-11-29
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer   ☐     Non-accelerated filer  ☒

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

FOREFRONT HOLDINGS, INC.

PART I—Financial Information

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$145,892	$736,851
Accounts receivable, net	7,934,579	6,471,582
Inventories, net	9,868,410	9,730,785
Prepaid expenses	610,207	519,969
Other receivables	39,711	41,298

Total current assets	18,598,799	17,500,485
Property and equipment, net	2,136,190	2,190,870
Intangibles, net	6,238,822	6,655,573
Goodwill	547,657	547,657
Other assets	69,498	10,759

Total assets	$27,590,966	$26,905,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$8,733,768	$7,101,324
Accounts payable and accrued liabilities	6,545,611	6,366,767
Interest payable and accrued liabilities to related parties	527,868	741,703
Current portion of notes payable to related parties	3,800,000	3,800,000
Current portion of capital lease obligation	40,290	49,508

Total current liabilities	19,647,537	18,059,302

Notes payable to related parties, less current portion	550,000	550,000
Guarantees under purchase consideration to related parties	1,485,000	1,485,000
Capital lease obligation, less current portion	83,882	91,888
Accrued pension liability, less current portion	420,985	424,660
Other liabilities	—	20,722

Total liabilities	22,187,404	20,631,572

Shareholders’ equity:
Series A Convertible Preferred stock, $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000	1,000
Series B Convertible Preferred stock, $.001 par value; 4,500,000 shares authorized; 4,500,000 shares issued and outstanding (Liquidation preference $9,000,000)	4,500	4,500
Series C Convertible Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (Liquidation preference $8,000,000)	2,000	1,518
Common stock, $.001 par value; authorized 500,000,000 shares; 9,016,989 shares issued and outstanding	9,017	7,798
Additional paid-in capital	27,872,554	25,852,285
Accumulated deficit	(22,485,509)	(19,593,329)

Total shareholders’ equity	5,403,562	6,273,772

Total liabilities and shareholders’ equity	$27,590,966	$26,905,344

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2007	April 1, 2006
Net sales	$10,136,407	$6,787,899

Cost of sales	7,815,683	5,150,325

Gross margin	2,320,724	1,637,574

Operating expenses
Sales and marketing	2,617,988	1,957,008
General and administrative	2,329,273	1,396,685

Total operating expenses	4,947,261	3,353,693

Loss from operations	(2,626,537)	(1,716,119)

Other income (expense)
Interest expense (includes $80,681 and $82,958 to related parties in 2007 and 2006, respectively)	(305,678)	(224,830)
Minority interest	41,590	27,973
Other expense, net	(1,556)	(2,196)

Net other expense	(265,644)	(199,053)

Net loss	$(2,892,181)	$(1,915,172)

Basic and diluted net loss per common share	$(0.34)	$(0.30)

Basic and diluted weighted average common shares outstanding	8,613,421	6,404,072

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net loss	$(2,892,181)	$(1,915,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	546,626	238,635
Amortization of loan fees	—	12,501
Minority interest in subsidiary	(39,461)	(27,759)
Common stock issued for services	37,500	—
Stock based compensation	54,269	33,206
Bad debt expense (recovery)	84,981	(35,000)
Changes in assets and liabilities:
Accounts receivable	(1,547,978)	(506,793)
Inventories	(137,625)	(309,455)
Prepaid expenses	(90,238)	108,713
Other receivables	1,587	4,990
Other assets	(40,000)	(14,740)
Accounts payable and accrued liabilities	175,171	(97,271)
Interest payable and accrued liabilities to related parties	(213,835)	(95,421)

Net cash used in operating activities	(4,061,184)	(2,603,566)

Cash flows from investing activities:
Purchases of property and equipment	(81,100)	(188,679)
Change in contingent acquisition payment owed to related party	5,905	(20,213)

Net cash used in investing activities	(75,195)	(208,892)

Cash flows from financing activities:
Net borrowings under revolving credit facility	1,632,444	1,208,288
Payments under capital lease obligations	(17,224)	(9,581)
Proceeds from exercise of warrants – related party	1,200	210
Proceeds from sale of preferred stock – related party	1,929,000	1,400,000

Net cash provided by financing activities	3,545,420	2,598,917

Net decrease in cash	(590,959)	(213,541)
Cash, beginning of period	736,851	1,135,389

Cash, end of period	$145,892	$921,848

Supplemental disclosures of cash flow information:
Interest paid	$314,098	$332,368
Income taxes paid	$8,994	$22,940

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$—	$94,276

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

ForeFront Holdings, Inc. (“ForeFront Holdings” or “the Company”) through both its direct and indirect wholly-owned subsidiaries ForeFront Group Inc. (“ForeFront”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Devant, Inc. (“ForeFront Devant”), ForeFront Multimedia, LLC, (“Multimedia”), and a 50% ownership interest in ForeFront Crellin LLC (“ForeFront Crellin”) which was dissolved on June 30, 2007 (see below and Note 13), each a Florida corporation, designs, manufactures, decorates, markets and distributes golf bags and golf accessories for sale to on-course golf pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate customers, original equipment manufacturers, international distributors and golf event sponsoring organizations mainly in the United States and Canada. The Company is based in Springfield, Tennessee, and conducts a substantial portion of its operations in Springfield, Tennessee, and Monroe, North Carolina.

On January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatham Plastic Ventures, Inc. (“Chatco”). Chatco is the Company’s largest provider of plastic bag tags and accessories. The Company has made an aggregate investment in ForeFront Crellin through March 31, 2007 of $280,000, which is part of a $500,000 financing commitment to ForeFront Crellin. The operations of ForeFront Crellin are consolidated with the Company since the date of acquisition. ForeFront Crellin was dissolved on June 30, 2007 (see Note 13).

ForeFront Holdings is the successor to Greenhold Group, Inc., (“GGI”), which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, ForeFront Holdings entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into ForeFront Holdings. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc (“DPB”). Stanford Venture Capital Holdings Inc. (“SVCH”), prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of the Company’s common stock for an aggregate cash investment of $4,500,000, funded between October 2004 and January 2005. As a result of these transactions, SVCH became the principal shareholder of the Company.

Since the completion of the transactions described above, SVCH has transferred a portion of its interests in ForeFront Holdings to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront Holdings whereby it has invested an aggregate of $23,500,000, and owns 72.1% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at March 31, 2007 (see Note 13).

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton Golf, Inc. (“Burton”). Under the Burton Purchase Agreement, which was effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,000,000 at a future measurement date (see Note 8), and $176,947 of acquisition costs.

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

Liquidity and Capital Resources

The Company incurred net losses of $2.9 million and $1.9 million for the three months ended March 31, 2007 and April 1, 2006, respectively. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the loan agreement (as set forth in a Waiver and Sixth Amendment). In connection with the amendment of the loan agreement, the term was extended for an additional three-year period through October 2009, and the maximum credit limit was increased from $7.5 million to $10.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest rate decreased from prime (8.25% at March 31, 2007) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date and the facility continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At March 31, 2007, the balance of the line of credit was $8.7 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at March 31, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if it is not in compliance. However, management believes that, if necessary, the Company will be able to secure any such waivers. In addition, management believes cash balances on hand and cash generated from operations and the Company’s credit facility with SVCH (see Note 13) will be sufficient to fund the business requirements during the next twelve months. Historically, the Company has been, and currently continues to be, dependent on the funding it has received from Stanford. There can be no assurance that Stanford will continue this funding in the future. If necessary, the Company may be required to restructure its existing debt and/or raise capital through the future issuance of its securities.

Significant accounting policies are as follows:

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of common stock equivalents would have been anti-dilutive. Common stock equivalents include shares issuable upon the exercise of stock options, shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options, warrants and preferred stock were 5,429,500 at March 31, 2007 and 2,047,750 at April 1, 2006, respectively.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ForeFront Holdings and both its direct and indirect wholly-owned subsidiaries, ForeFront, Miller, ForeFront Burton, ForeFront Devant and Multimedia, as well as ForeFront Crellin, in which the Company owned a 50% interest. The results of operations of ForeFront Burton have been included since September 3, 2006, the effective date of the acquisition. The results of operations of ForeFront Devant have been included since December 3, 2006, the effective date of the acquisition. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on November 29, 2007.

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The first quarter of 2007 and 2006 ended on March 31 and April 1, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a net deferred tax asset of approximately $7,700,000 as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $19,500,000 as of March 31, 2007, available to offset future taxable income through 2026.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to recognize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents the unaudited pro forma consolidated results of operations of the Company, assuming the transactions discussed above had been consummated at January 1, 2006. The results have been adjusted to account for the amortization of acquired intangibles, as well as other pro forma adjustments. The pro forma information presented below does not purport to represent what actual results would have been if the acquisition occurred at January 1, 2006, nor does the information project results for any future period.

The unaudited pro forma consolidated financial information for the three month period ended April 1, 2006, is as follows:

Net sales	$10,800,713
Net loss	$(2,523,386)
Basic and diluted net loss per common share	$(0.37)
Basic and diluted weighted average common shares outstanding	6,904,072

Note 3. Inventories, net

Inventories at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
Raw materials	$1,487,413	$1,505,626
Work in progress	58,653	74,006
Finished goods	9,258,412	9,106,293

	10,804,478	10,685,925
Reserve for slow-moving and obsolete inventories	(936,068)	(955,140)

	$9,868,410	$9,730,785

Note 4. Property and Equipment, net

Property and equipment at March 31, 2007 and December 31, 2006 is summarized as follows:

	March 31, 2007	December 31, 2006
Machinery and equipment	$1,408,074	$1,430,092
Furniture and fixtures	1,203,993	1,205,605
Leasehold improvements	254,591	251,791
Product prototypes	172,397	160,847

	3,039,055	3,048,335
Less: Accumulated depreciation	(996,022)	(860,242)

	2,043,033	2,188,093
Construction in progress of fixtures and product prototypes	93,157	2,777

	$2,136,190	$2,190,870

Depreciation expense totaled $135,780 and $92,136 for the three month periods ended March 31, 2007 and April 1, 2006, respectively. Amortization of capital leases is included in depreciation expense.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R. The impact of the adoption of SFAS 123R on the condensed consolidated financial statements was de minimus.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and April 1, 2006, respectively, includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month periods ended March 31, 2007 and April 1, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense for the three-month periods ended March 31, 2007 and April 1, 2006 was $54,269 and $33,206, respectively. At March 31, 2007, there was $394,082 of total unrecognized compensation cost (at fair value) related to unvested share-based compensation arrangements granted under the Plan that is being recognized as an expense between April 2007 through June 2009.

No options were issued during the three months ended March 31, 2007. Options to purchase 145,000 shares, with lives of ten years, vesting ratably over a three-year period, were issued during the three months ended April 1, 2006 to a group of eligible recipients under terms of the Plan. These options have an exercise price of $2.20. The weighted average fair value per share of these options was estimated to be $0.83 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

Option activity was as follows for the three-month period ended March 31, 2007.

	Shares	Weighted-Average Exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	682,250	$1.96
Granted	—	—
Forfeited/Cancelled	(2,750)	2.20

Outstanding at 3/31/07	679,500	$1.96	—

Exercisable at 3/31/07	135,833	$2.20	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A further summary of options outstanding at March 31, 2007, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years
$2.20	407,500	8.5
$1.50	222,000	9.2
$2.05	50,000	9.5

	679,500

Shares available for issuance under the Plan were 320,500 at March 31, 2007.

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

In calculating the fair values of the stock options, the following assumptions were used:

	Three Months Ended
	March 31, 2007	April 1, 2006
Dividend yield	—	0%
Weighted average expected life	—	5.0 years
Weighted average risk-free interest rate	—	4.44%
Expected volatility	—	73.31%

Note 6. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired DPB and recorded intangibles including a customer list and a registered tradename. The total consideration paid for DPB’s net assets was $6,471,000 and included $2,632,000 of intangible assets. The customer list is being amortized over three years. The tradename is being amortized over its legal life, which expires in April 2011. Additionally, Ryan Holdings, Inc. (“Ryan Holdings”) is to receive payments of up to $1,000,000 as contingent consideration (“Contingent Payment”) based on sales of certain products under service agreements with terms ranging from three to five years. The Company is capitalizing as an intangible the Contingent Payment in the period in which the Contingent Payment is incurred and is amortizing the Contingent Payment over the remaining terms of the service agreements (see Note 13).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of intangibles at March 31, 2007:

		Accumulated Amortization		Amortization for the Three Months Ended
Description	Cost		Net Asset	March 31, 2007	April 1, 2006
Customer Lists	$3,958,657	$1,108,853	$2,849,804	$325,884	$68,250
Amortized Trade Name	1,813,000	664,399	1,148,601	67,566	67,566
Customer Logo Database	120,742	29,413	91,329	17,396	—
Contingent Payment	21,550	12,201	9,349	8,094	10,683

Amortized Intangibles	5,913,949	1,814,866	4,099,083	418,940	146,499
Non-Amortized Trade Names	2,139,739	—	2,139,739	—	—

Total	$8,053,688	$1,814,866	$6,238,822	$418,940	$146,499

On October 15, 2004, the Company recorded goodwill for its purchase of DPB in the amount of $361,503, and on September 12, 2006 the Company recorded goodwill for its purchase of ForeFront Burton in the amount of $186,154. Such amounts are not amortized but are reviewed annually for possible impairment. The Company has determined that there has been no impairment as of March 31, 2007.

Note 7. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009, and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (8.25% at March 31, 2007) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts (as defined in the agreement) receivable and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At March 31, 2007, the balance of the line of credit was $8.7 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at March 31, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if the Company is not in compliance. However, management believes that, if necessary, the Company will be able to secure any necessary waivers.

Note 8. Note Payables to Related Parties

At March 31, 2007, the Company had a long-term note payable to Ryan Holdings in the amount of $3,200,000, which bears interest at the rate of 8% per annum, payable quarterly. The principal is payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007 (see Note 13). The Company has provided a letter of credit issued by Stanford in the amount of $3,200,000 to guarantee this note payable. The letter of credit expires in January 2008.

At March 31, 2007, the Company had an unsecured, long term note payable to Burton in the amount of $750,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008 (see Note 13).

At March 31, 2007, the Company had two unsecured, non interest bearing promissory notes to Devant. The first is a short-term note in the principal amount of $250,000 and is payable in five quarterly installments of $50,000 each, commencing on March 31, 2007. An additional short-term note, in the principal amount of $150,000, is payable in three monthly installments of $50,000 each, commencing on May 1, 2007.

Additionally, as described in Note 2, a portion of the purchase price for both Burton and Devant was satisfied with the issuance to each of 250,000 shares of the Company’s common stock, whereby the Company has guaranteed the value of such shares (see Note 13).

Regarding the shares issued to Burton, the Company may be required to provide for the issuance of additional shares of common stock or the payment of cash contingent on the future market price of the shares issued. Unless the price of the security at least equals $4.00 per share on the 24th, 30th or 36th month anniversary of the closing, the Company will be required to issue additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Note 9. Debt and Equity with Stanford

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company agreed to authorize a class of Series A preferred stock, into which Stanford could convert the Debenture at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of the Company’s common stock and has a liquidation preference of $2.00 per preferred share. Holders of the preferred stock are entitled to vote with the holders of our common stock on all matters. The Company also issued to Stanford five-year warrants (exercisable at $.001 par value per share) to purchase 300,000 shares of the Company’s common stock. The warrants to purchase 300,000 shares of the Company’s common stock were exercised on November 30, 2005. The Company allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon conversion of the Debenture into preferred stock in November 2005.

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provided for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock, or $9,000,000, and issuance of five-year warrants to purchase up to 1,350,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Purchase Agreement, two shares of Series B Preferred Stock are convertible into one share of the Company’s common stock and are entitled to one vote per preferred share. Stanford has acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

On December 20, 2006, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”) with Stanford. The Amendment provided for purchases of up to an aggregate of 2,000,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $4.00 per share of Series C Preferred Stock, or $8,000,000, and issuance of five-year warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series C Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

Under the Amendment each share of Series C Preferred Stock is convertible into one share of the Company’s common stock and is entitled to one vote per share. Stanford has acquired (in various tranches) all of the authorized Series C Preferred Stock shares and all of the Series C Warrants. All Series C Warrants were exercised between January 2007 and March 2007.

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement. The required registration statement was filed on April 18, 2006. The Company is obligated to register the shares of common stock underlying the Series B Preferred Stock and the Warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. To date, no such demands have been made. The Company is obligated to register the shares of common stock underlying the Series C Preferred Stock and the Warrants pursuant to a registration rights agreement no later than June 30, 2007 (see Note 13).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

permanent equity. The warrants and conversion option are also components of equity and were not determined to be a derivative liability in accordance with the provisions of FASB Statement No. 133 or EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Stanford is the owner of 72.1% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at March 31, 2007. Stanford is the owner of all of the Company’s issued and outstanding preferred stock.

See Note 13 below for further discussion of the Company’s debt with Stanford.

Note 10. Litigation

Incident to the Company’s business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 11. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain business units. Revenues for these units are as follows:

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Off Course	$3,228,122	$4,353,522
On Course	1,799,376	1,112,334
Premium-OEM-Internet	2,207,059	750,950
International	1,082,248	571,093
Sport Towels	1,819,602	—

	$10,136,407	$6,787,899

Note 12. Departure of Principal Officers

On April 13, 2006, Deborah Ryan, Executive Vice President of ForeFront, separated from the Company. In addition, Dennis Ryan, President of the Off-Course division, separated from the Company with an effective date of May 26, 2006. Under the terms of her employment agreement, Deborah Ryan is entitled to continue to receive her base salary for a period of twelve months along with certain other benefits. Under the terms of his employment agreement, Dennis Ryan is entitled to continue to receive his base salary for a period of twelve months along with certain other benefits. During 2006, the Company recorded an expense of $350,000 in relation to these agreements. At March 31, 2007, $36,344 remains unpaid and is reflected as an accrued liability to related parties in the accompanying condensed consolidated balance sheet.

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

On June 25, 2007, Michael S. Hedge, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, separated from the Company. In addition, J. Max Waits, the Company’s Executive Vice President and Chief Operating Officer, separated from the Company on July 20, 2007. In connection with Mr. Hedge’s and Mr. Waits’ separations from the Company, the Company agreed to provide each of the former executives their base salary for a period of twelve months along with certain other benefits. During the second and third quarters of 2007, the Company recorded an expense of $444,214 in relation to these agreements.

At March 31, 2007, the Company had a remaining financing commitment to ForeFront Crellin in the amount of $220,000. The Company fulfilled that commitment in the second quarter of 2007. In addition, on June 30, 2007, ForeFront Crellin was dissolved. As of that date, the Company had invested an aggregate of $500,000 in ForeFront Crellin and had recognized $153,560 of normal operating losses. The remaining investment of $346,440 was written off in the second quarter of 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On November 21, 2007, the Company obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all other outstanding debt. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which represents the refinancing of the aforementioned borrowings from SVCH. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. In connection with this transaction, the Company’s obligation to register the shares of common stock underlying the Series C Preferred Stock and the Series C Warrants was deferred by Stanford through June 30, 2008.

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

On September 21, 2007, the Company completed an agreement with Burton. As part of this agreement, Burton returned their 250,000 shares of the Company’s common stock. In addition, the unsecured, long-term note payable issued by ForeFront Holdings to Burton with a remaining principal balance of $500,000 and the promissory note issued by ForeFront Holdings for the guaranteed value of the issued shares of $1,000,000 were cancelled. In exchange for the preceding, ForeFront issued Burton an unsecured, long-term note payable in the amount of $1,500,000, bearing interest at 8% per annum, payable quarterly. The principal is payable in installments of $500,000 on September 12, 2008 and $1,000,000 on September 12, 2009.

On September 21, 2007, the Company completed an agreement with Devant. As part of this agreement, Devant returned their 250,000 shares of the Company’s common stock. In addition, the promissory note issued by ForeFront Holdings for the guaranteed value of the issued shares of $1,250,000 was cancelled. In exchange for the preceding, ForeFront issued Devant an unsecured, long-term note in the amount of $890,000, bearing interest at 6% per annum, payable at maturity. The principal is due on April 15, 2009. In addition, the Company agreed to pay an additional $210,000 to certain ForeFront Devant employees in April 2009.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The unaudited condensed consolidated financial statements herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the unaudited condensed financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2006. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2006 audited financial statements have been omitted from these unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-KSB.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains both historical information and other information that you can use to infer future performance. Example of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this report should be considered to be “forward-looking statements”. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties are more fully described in Item 1, “Risk Factors” of our latest Annual Report on Form 10-KSB and other risks and uncertainties are more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. We conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Restructuring Transactions

As disclosed in our Current Report on Form 8-K filed with the SEC on September 27, 2007, on September 21, 2007, we consummated the following transactions:

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

Finally, we entered into an agreement (the “Devant Amendment”) amending that certain Asset Purchase Agreement dated as of December 20, 2006 by and between us, Devant Ltd. (“Devant”) and its principal shareholders (the “Devant Purchase Agreement”). Pursuant to the Devant Amendment, the following transactions (collectively, the “Devant Transactions”) were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Devant pursuant to the Devant Purchase Agreement, (b) outstanding promissory notes executed in connection with the Devant Purchase Agreement were cancelled and returned by Devant to us and a new promissory note in the amount of $890,000 was issued by us to Devant, (c) we agreed to make certain payments on April 30, 2009 in the aggregate amount of $210,000 to certain ForeFront Devant employees, (d) a Guaranty Agreement dated December 20, 2006 made by us in favor of Devant was cancelled, and (e) certain other modifications to the Devant Purchase Agreement were effectuated.

During the period from April 5, 2007 through November 21, 2007, SVCH advanced us an aggregate of $13,480,000. Of this amount, $5,030,000 was borrowed to fund the Ryan Transactions discussed above. The remaining $8,450,000 was borrowed for working capital purposes.

On November 21, 2007, we obtained a credit facility from Stanford Venture Capital Holdings, Inc. (“SVCH”). The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with First Capital Corporation, LLC (“FCC”), as well as all of our outstanding debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which represents the refinancing of the aforementioned borrowings from SVCH. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes.

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

Overview

ForeFront Holdings, Inc. (“ForeFront Holdings”), through our principal subsidiaries (both direct and indirect), ForeFront Group, Inc. (“ForeFront”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), and ForeFront Devant, Inc. (“ForeFront Devant”), as well as our 50% interest in ForeFront Crellin, LLC (“ForeFront Crellin”) which was dissolved on June 30, 2007, is a supplier of accessory products to the golf industry. Our key product offerings include high-quality golf bags and golf accessories.

We have taken efforts to become a leading supplier of golf bags and accessories in each of the unique trade channels in the golf industry we serve. In 2006, we acquired the golf bag and accessory business of Burton Golf, Inc. (“Burton”) and the golf towel and accessory business of Devant Sports, Ltd. (“Devant”).

We sell our products primarily to the following channels of distribution:

•	Off-Course: sporting goods chains, mass merchandisers, independent retail and golf specialty shops;

•	On-Course: pro shops, municipal courses, private clubs, resorts and daily fee courses;

•	Premium -OEM-Internet: Corporate ASI, Original Equipment Manufacturers (“OEM”) customers and E-Commerce retailers; and

•	International: pro shops, golf stores and sporting goods stores in international markets.

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

Gross margin

Our overall gross margin for the three months ended March 31, 2007 was 22.9%. To be successful, we need to increase product gross margin, which we believe is best achieved through increased product differentiation and lower infrastructure costs. Our long-term objective is to achieve gross margin, as a percentage of revenue, of 35% or better.

Operating expenses

Our operating expenses are driven largely by employee costs incurred from our marketing, sales, sales administration, executive and administrative functions. Other costs include travel expenses, participation in trade shows, advertising, royalty fees, professional costs and amortization of intangibles. As a result of our growth, overall operating expenses significantly increased for the three months ended March 31, 2007 as compared to the same period in the prior year; however, our 2007 operating expenses, as a percent of revenue were 48.8%, compared to 49.4% in the same period of 2006. As part of our ongoing efforts to control operating expenses, we continually review key functions and, with the benefit of anticipated synergy improvements from our acquisitions, expect our operating expenses to continue to decrease as a percentage of sales. Our long-term objective is for operating expenses, as a percentage of revenue, to be in the range of 30% or better. Meeting this objective is dependent on our ability to increase revenue in the future, control our costs, and achieve the anticipated synergies of our combined companies.

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

Days sales outstanding

We closely review days sales outstanding (“DSO”) to evaluate our efficiency in collection of accounts receivable. Timely collection of receivables is critical to our liquidity. DSO was 71 days at March 31, 2007, compared with 64 days at December 31, 2006. This increase is seasonal in nature. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventory turns

We review inventory turns to measure our efficiency in managing our inventory. Inventory turns, calculated based on an annualized rolling three months, were 3.0 times at March 31, 2007, as compared to 2.8 times at December 31, 2006. This improvement is somewhat seasonal, and we are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Results of Operations

The following table sets forth certain unaudited financial data, in thousands, for the periods indicated.

	Three Months Ended
	March 31, 2007		April 1, 2006
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	$10,136	100.0%	$6,788	100.0%
Cost of sales	7,816	77.1	5,150	75.9

Gross margin	2,320	22.9	1,638	24.1

Operating expenses
Sales and marketing	2,618	25.8	1,957	28.8
General and administrative	2,329	23.0	1,397	20.6

Total operating expenses	4,947	48.8	3,354	49.4

Loss from operations	(2,627)	(25.9)	(1,716)	(25.3)

Other income (expense):
Interest expense	(306)	(3.0)	(225)	(3.3)
Minority interest	42	0.4	28	0.4

Other expense, net	(1)	(0.0)	(2)	(0.0)

Net other expense	(265)	(2.6)	(199)	(2.9)

Net loss	$(2,892)	(28.5)%	$(1,915)	(28.2)%

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

Comparison of the Three Months Ended March 31, 2007 and April 1, 2006

Net sales increased $3.3 million for the three months ended March 31, 2007 to $10.1 million compared to $6.8 million during the same period in 2006. This increase is largely due to the addition of sales from ForeFront Burton and ForeFront Devant of $2.3 million and $1.8 million, respectively, offset by decreases in the sales of Datrek and Miller products of $0.8 million.

Sales information by product category for the periods indicated is summarized as follows:

	Three Months Ended
	March 31, 2007		April 1, 2006
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$2,659,896	26.2%	$3,805,980	56.1%
Burton golf bags and travel covers	1,239,833	12.2	—	0.0
Miller and Burton accessories	647,444	6.4	721,925	10.6
NCAA golf bags and accessories	866,087	8.5	917,734	13.5
NFL golf bags and accessories	173,361	1.7	61,255	0.9
Premium / OEM / Internet	1,682,449	16.6	596,093	8.8
Devant and Sir Christopher Hatton towels	1,819,601	18.0	—	0.0
GolfLogix	325,463	3.2	—	0.0
ForeFront Crellin	313,384	3.1	335,475	4.9
Freight invoiced to customers	375,517	3.7	269,455	4.0
Other	33,372	0.4	79,982	1.2

Total	$10,136,407	100.0%	$6,787,899	100.0%

Sales of Datrek golf bags and travel covers decreased $1.1 million, or 30.1%, for the three months ended March 31, 2007 as compared to the similar period for 2006. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales outlet due to the contraction of the industry as discussed in our most recent Annual Report on Form 10-KSB. In addition, large golf specialty stores and sporting goods chains have substantially increased purchases of their own private label golf bags and accessory products directly from overseas vendors. Our current year sales of Datrek products were also negatively impacted by new product offerings that were not widely embraced in the market. Sales of NCAA golf bags and accessories decreased $0.1 million, or 5.6%, in the 2007 period. This decrease is principally attributable to the decrease in off-course sales discussed above. Sales in the Premium/OEM/Internet channel increased $1.1 million, or 182.2%, in 2007. This increase was driven by OEM business we acquired as part of the Burton transaction. During the three months ended March 31, 2007, we had an exclusive worldwide distribution agreement to distribute the GolfLogix-Garmin GPS device, which provided $0.3 million in sales. This device measures distance to the hole or hazard on most golf courses in the U.S. and many others throughout the world utilizing GPS satellite technology. This exclusive distribution agreement expires in the fourth quarter of 2007. Freight invoiced to customers increased $0.1 million, or 39.4%, in 2007, correlating with the overall increase in sales. We will continue to pass through shipping costs to our customers as market conditions allow.

Cost of sales for the three months ended March 31, 2007 was $7.8 million, or 22.9% gross margin, as compared to $5.2 million, or 24.1% gross margin, for the comparable period in the prior year. Included as part of our cost of sales are direct product costs comprised of material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The decrease in gross margin of 1.2% was primarily the result of sales discounting necessary due to the industry factors discussed above, as well as an overall company initiative to decrease inventory levels, primarily with respect to older products.

Total operating expenses for the three months ended March 31, 2007 were $4.9 million, compared to $3.4 million for the three months ended April 1, 2006. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $2.6 million, or 25.8% of net sales, for the three months ended March 31, 2007, compared to $2.0 million, or 28.8% of net sales, for the three months ended April 1, 2006. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include the travel expense for our sales force, attendance at trade shows, advertising, telephone charges, product catalogs and royalty fees. The decrease in sales and marketing expense as a percentage of net sales of 3.0% is primarily attributable to certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure.

General and administrative expense was $2.3 million, or 23.0% of net sales, for the three months ended March 31, 2007, as compared to $1.4 million, or 20.6% of net sales, for the comparable period in the prior year. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees and corporate costs, including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the increase in administrative expense as a percentage of net sales of 2.4% is additional amortization expense associated with the customer lists acquired in our purchases of Burton and Devant.

Interest expense was $0.3 million and $0.2 million for the three-month periods ended March 31, 2007 and April 1, 2006, respectively. The increase of $0.1 million is attributable to increased borrowings under our revolving credit facility.

Liquidity and Capital Resources

We have incurred an accumulated deficit at March 31, 2007 of $22.5 million. We had negative working capital at March 31, 2007 of $1.0 million. We incurred a net loss for the three months ended March 31, 2007 of $2.9 million.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our revolving credit facility with FCC and the sale of our capital stock and convertible debenture to Stanford, our principal shareholder. In addition, as previously disclosed, we have recently entered into a debt financing transaction with SVCH. Management believes that cash balances on hand and generated from operations, availability of funds under our FCC line of credit facility and borrowings from SVCH will be adequate to satisfy our projected operating cash requirements during the next 12 months. If necessary, we may seek to raise additional capital through the future issuance of equity or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $4.1 million of cash for the three months ended March 31, 2007, as compared to $2.6 million during the comparable period of 2006. The increase in cash used by operating activities is primarily attributable to a higher net loss of $1.0 million and additional cash used for inventory of $1.0 million, partially offset by additional cash provided in the 2007 period from accounts payable and accrued liabilities of $0.3 million and additional depreciation and amortization of $0.3 million.

Investing activities used $0.1 million for the three months ended March 31, 2007, whereas such activities used $0.2 million in the comparable period in 2006. Cash used in investing activities in 2007 is primarily attributable to purchases of property and equipment of $0.1 million.

Financing activities provided $3.5 million for the three months ended March 31, 2007, whereas such activities provided $2.6 million for the comparable period in 2006. The principal source of cash provided by financing activities during 2007 was proceeds from the sale of $1.9 million of preferred stock to our principal shareholder, Stanford, and an increase in net borrowings under our revolving credit facility with FCC of $1.6 million.

Cash at March 31, 2007 was $0.1 million compared with $0.7 million at December 31, 2006. At March 31, 2007 we had shareholders’ equity of $5.4 million compared with $6.3 million at December 31, 2006.

On October 18, 2004, we obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (8.25% at March 31, 2007) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility, and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At March 31, 2007, the balance of the line of credit was $8.7 million. The revolving credit facility from FCC continues to require us to comply with certain covenants. We were in compliance with all covenants at March 31, 2007. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future or that FCC will provide waivers if we are not in compliance. However, we believe that, if necessary, we will be able to secure any such waivers.

At March 31, 2007, we had a long-term note payable to Ryan Holdings, Inc. in the amount of $3,200,000, bearing interest at the rate of 8% per annum, payable quarterly. As originally contemplated, the principal under this long-term note was payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The principal payment scheduled for June 30, 2007 was deferred by Ryan Holdings until September 30, 2007. In connection with the Ryan Transactions, the full principal of $3,200,000 and related interest was paid on September 21, 2007.

At March 31, 2007, we had an unsecured, long-term note payable to Burton in the amount of $750,000, bearing interest at the rate of 8% per annum, payable quarterly. As originally contemplated, the principal was payable in installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008. The principal payment scheduled for September 12, 2007 was timely paid. Additionally, a portion of the purchase price for the net assets of Burton was satisfied with the issuance of 250,000 shares of our common stock, whereby we guaranteed the value of such shares in the amount of $1,000,000. We issued a promissory note for the full guaranteed value of the shares of $1,000,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $512,500 ($2.05 per share). We also recorded a liability for the guarantee under the purchase consideration in the amount of $487,500. In connection with the Burton Transactions, we redeemed the 250,000 shares of common stock issued to Burton in exchange for the cancellation of the outstanding promissory notes described above and an unsecured, long-term note in the amount of $1,500,000, bearing interest at 8% per annum, payable quarterly. The principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 on September 12, 2009.

At March 31, 2007, we had two unsecured, non-interest bearing promissory notes to Devant. The first is a short-term note in the principal amount of $250,000, payable in five quarterly installments of $50,000 each, commencing on March 31, 2007. An additional short-term note, in the principal amount of $150,000, is payable in three monthly installments of $50,000 each, commencing on May 1, 2007. Additionally, a portion of the purchase price for the net assets of Devant was satisfied with the issuance of 250,000 shares of our common stock, whereby we guaranteed the value of such shares in the amount of $1,250,000. We issued a promissory note for the full guaranteed value of the shares of $1,250,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $252,500 ($1.01 per share). We also recorded a liability for the guarantee under the purchase consideration in the amount of $997,500. In connection with the Devant Transactions, we redeemed the 250,000 shares of common stock issued to Devant in exchange for the cancellation of the outstanding promissory notes discussed above and an unsecured, long-term note in the amount of $890,000, bearing interest at 6% per annum, payable at maturity. The principal is payable on April 15, 2009. In addition, we have agreed to pay an additional $210,000 to certain employees of ForeFront Devant in April 2009.

Another source of liquidity has been the purchase by SVCH, and subsequently Stanford, of our securities. Under a Securities Purchase Agreement, dated October 15, 2004, SVCH made an aggregate investment in our common stock, in several tranches, totaling $4,500,000. For its aggregate investment of $4,500,000, SVCH received an aggregate of 2,250,000 shares of our common stock.

On July 18, 2005, we entered into a Securities Purchase Agreement pursuant to which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, we agreed to authorize a class of Series A preferred stock, into which Stanford could convert the Debenture at a ratio of $2.00 per share. Each share of preferred stock is convertible into one-half share of our common stock and has a liquidation preference of $2.00 per preferred share. Holders of the Series A preferred stock are entitled to vote with the holders of our common stock on all matters. We also issued to Stanford five-year warrants (exercisable at $.001 per share) to purchase 300,000 shares of our common stock. The warrants to purchase 300,000 shares of our common stock were exercised on November 30, 2005. We allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. We also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon the conversion of the Debenture to Series A preferred stock in November 2005.

On November 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provides for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock, or $9,000,000, and the issuance of five-year warrants to purchase up to 1,350,000 shares of our common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide us with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested.

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

Under the Amendment each share of Series C Preferred Stock is convertible into one share of our common stock and is entitled to one vote per share. Stanford has acquired (in various tranches) all of the authorized Series C Preferred Stock shares and all of the Series C Warrants. All Series C Warrants were exercised between January 2007 and March 2007.

The financial instruments discussed above were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The preferred stock is considered permanent equity. The warrants and conversion option are also components of equity and were not determined to be derivative liabilities in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) or EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Stanford is the owner of 72.1% of our issued and outstanding common stock (assuming conversion of all preferred stock) at March 31, 2007. Stanford is the owner of all of our issued and outstanding preferred stock.

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

Accounts receivable at March 31, 2007, was $7.9 million, as compared to $6.5 million at December 31, 2006, reflecting an increase of 22.6%. DSO was 71 days at March 31, 2007, compared with 64 days at December 31, 2006. This increase is seasonal in nature. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventories at March 31, 2007 were $9.9 million, as compared to $9.7 million at December 31, 2006, an increase of 1.4%. Inventory turns, calculated based on an annualized rolling three months, were 3.0 times at March 31, 2007, as compared to 2.8 times at December 31, 2006. This improvement is somewhat seasonal, and we are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Accounts payable and accrued liabilities were $6.5 million and $6.4 million at March 31, 2007 and December 31, 2006, respectively. Interest payable and accrued liabilities to related parties were $0.5 million and $0.7 million at March 31, 2007 and December 31, 2006, respectively.

We expended funds for capital expenditures of $0.1 million for property and equipment during the three months ended March 31,2007.

Critical Accounting Policies

Use of Estimates

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

Recent Accounting Pronouncements

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

We recognized a net deferred tax asset of approximately $7,700,000 as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $19,500,000 as of March 31, 2007, available to offset future taxable income through 2026.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. At present, we do not have a sufficient history of income to conclude that it is more likely than not that we will be able to recognize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should we become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of the adoption of this statement on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. Our CEO and CFO also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

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

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our CEO and CFO have concluded that the controls and procedures evaluated are effective.

Part II—Other Information

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

Item 1a.	Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, under the terms of the Securities Purchase Agreement, Stanford acquired an additional 482,250 shares of Series C Preferred Stock and warrants to purchase 289,350 shares of our common stock with an exercise price of $0.001 per share with five installments as illustrated in the table below. Each share of Series C Preferred Stock is convertible into one share of our common stock and is entitled to one vote per share.

Date	Preferred Shares Acquired	Warrants Acquired	Total Consideration
January 5, 2007	82,250	49,350	$329,000
January 12, 2007	100,000	60,000	400,000
January 19, 2007	100,000	60,000	400,000
February 2, 2007	100,000	60,000	400,000
February 9, 2007	100,000	60,000	400,000

	482,250	289,350	$1,929,000

All 289,350 Warrants were exercised in March 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Dated: November 29, 2007

FOREFRONT HOLDINGS, INC.

By:	/s/ Richard M. Gozia
Richard M. Gozia
Chairman of the Board and Interim Chief Executive Officer

By:	/s/ Randall J. Frapart
Randall J. Frapart
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.