Form 10-Q
period 2007-06-30
FOREFRONT HOLDINGS, INC.
filed 2007-11-29
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2007

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

FOREFRONT HOLDIN GS, INC.

PART I – Financial Information

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$260,970	$736,851
Accounts receivable, net	8,779,839	6,471,582
Inventories, net	8,547,175	9,730,785
Prepaid expenses	497,596	519,969
Other receivables	144,877	41,298

Total current assets	18,230,457	17,500,485

Property and equipment, net	1,690,646	2,190,870
Intangibles, net	5,835,269	6,655,573
Goodwill	547,657	547,657
Other assets	42,614	10,759

Total assets	$26,346,643	$26,905,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$9,293,288	$7,101,324
Accounts payable and accrued liabilities	5,845,899	6,366,767
Interest payable and accrued liabilities to related parties	513,966	741,703
Current portion of notes payable to related parties	5,550,000	3,800,000
Current portion of capital lease obligation	57,841	49,508

Total current liabilities	21,260,994	18,059,302

Notes payable to related parties, less current portion	500,000	550,000
Guarantees under purchase consideration to related parties	1,485,000	1,485,000
Capital lease obligation, less current portion	84,131	91,888
Accrued pension liability, less current portion	417,259	424,660
Other liabilities	—	20,722

Total liabilities	23,747,384	20,631,572

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000	1,000
Series B Convertible Preferred stock, $.001 par value; 4,500,000 shares authorized; 4,500,000 shares issued and outstanding (Liquidation preference $9,000,000)	4,500	4,500
Series C Convertible Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (Liquidation preference $8,000,000)	2,000	1,518
Common stock, $.001 par value; authorized 500,000,000 shares; 9,016,989 shares issued and outstanding	9,017	7,798
Additional paid-in capital	27,925,980	25,852,285
Accumulated deficit	(25,343,238)	(19,593,329)

Total shareholders’ equity	2,599,259	6,273,772

Total liabilities and shareholders’ equity	$26,346,643	$26,905,344

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$12,906,439	$8,119,468	$23,042,846	$14,907,367
Cost of sales	9,849,346	5,817,502	17,665,029	10,967,827

Gross margin	3,057,093	2,301,966	5,377,817	3,939,540

Operating expenses
Sales and marketing	2,459,944	2,340,781	5,077,932	4,297,789
General and administrative	2,576,169	1,579,702	4,905,442	2,976,387

Total operating expenses	5,036,113	3,920,483	9,983,374	7,274,176

Loss from operations	(1,979,020)	(1,618,517)	(4,605,557)	(3,334,636)

Other income (expense)
Interest expense (three and six month periods include related party expense of $115,610 and $196,291 in 2007 and $80,721 and $163,679 in 2006, respectively)	(349,031)	(210,910)	(654,709)	(435,740)
Minority interest	14,594	(13,222)	56,184	14,751
Other income (expense), net	(544,272)	27,002	(545,828)	24,806

Net other expense	(878,709)	(197,130)	(1,144,353)	(396,183)

Net loss	$(2,857,729)	$(1,815,647)	$(5,749,910)	$(3,730,819)

Basic and diluted net loss per common share	$(0.32)	$(0.27)	$(0.65)	$(0.57)

Basic and diluted weighted average common shares outstanding	9,016,989	6,608,239	8,816,320	6,506,156

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net loss	$(5,749,910)	$(3,730,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,074,428	492,827
Amortization of loan fees	—	25,000
Minority interest in subsidiary	236,600	(12,546)
Common stock issued for services	37,500	—
Stock based compensation	107,695	65,951
Bad debt expense	193,991	14,092
Loss on disposal of fixed assets	260,800	853
Changes in assets and liabilities:
Accounts receivable	(2,583,421)	(792,151)
Inventories	982,671	(487,621)
Prepaid expenses	17,013	141,406
Other receivables	(103,579)	6,529
Other assets	(40,000)	(25,844)
Accounts payable and accrued liabilities	(309,067)	8,997
Interest payable and accrued liabilities to related parties	(227,735)	182,731

Net cash used in operating activities	(6,103,014)	(4,110,595)

Cash flows from investing activities:
Purchases of property and equipment	(175,968)	(385,861)
Proceeds from sale of fixed assets	300	—
Change in contingent acquisition payment owed to related party	(987)	(42,591)

Net cash used in investing activities	(176,655)	(428,452)

Cash flows from financing activities:
Net borrowings under revolving credit facility	2,191,964	1,559,896
Payments under capital lease obligations	(18,376)	(8,296)
Borrowings under notes to related parties	1,900,000	—
Repayment of notes to related parties	(200,000)	(250,000)
Proceeds from exercise of warrants – related party	1,200	210
Proceeds from sale of preferred stock – related party	1,929,000	2,400,000

Net cash provided by financing activities	5,803,788	3,701,810

Net decrease in cash	(475,881)	(837,237)
Cash, beginning of period	736,851	1,135,389

Cash, end of period	$260,970	$298,152

Supplemental disclosures of cash flow information:
Interest paid	$599,034	$552,296
Income taxes paid	$23,815	$19,976

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$18,952	$94,276

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

ForeFront Holdings, Inc. (“ForeFront Holdings” or “the Company”) through both its direct and indirect wholly-owned subsidiaries ForeFront Group Inc. (“ForeFront”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Devant, Inc. (“ForeFront Devant”) and ForeFront Multimedia, LLC, (“Multimedia”), each a Florida corporation, designs, manufactures, decorates, markets and distributes golf bags and golf accessories for sale to on-course golf pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate customers, original equipment manufacturers, international distributors and golf event sponsoring organizations mainly in the United States and Canada. The Company is based in Springfield, Tennessee, and conducts a substantial portion of its operations in Springfield, Tennessee, and Monroe, North Carolina.

On January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatham Plastic Ventures, Inc. (“Chatco”). Chatco was the Company’s largest provider of plastic bag tags and accessories. The Company made an aggregate investment in ForeFront Crellin of $500,000. ForeFront Crellin was dissolved on June 30, 2007 (see Note 15). The operations of ForeFront Crellin are consolidated with the Company since the date of acquisition.

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

Since the completion of the transactions described above, SVCH has transferred a portion of its interests in ForeFront Holdings to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront Holdings whereby it has invested an aggregate of $23,500,000, and owns 72.1% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at June 30, 2007 (see Note 16).

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

Liquidity and Capital Resources

The Company incurred net losses of $5.7 million and $3.7 million for the six months ended June 30, 2007 and July 1, 2006, respectively. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the Company’s revolving credit facility (as set forth in a Waiver and Sixth Amendment). In connection with the amendment of the loan agreement, the term was extended for an additional three-year period through October 2009, and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate decreased from prime (8.25% at June 30, 2007) plus 2.5% to prime plus 1.5%, payable

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date and the facility continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At June 30, 2007, the balance of the line of credit was $9.3 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at June 30, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if it is not in compliance. However, management believes that, if necessary, the Company will be able to secure any such waivers. In addition, management believes cash balances on hand and cash generated from operations and the Company’s credit facility with SVCH (see Note 16) will be sufficient to fund the business requirements during the next twelve months. Historically, the Company has been, and currently continues to be, dependent on the funding it has received from Stanford. There can be no assurance that Stanford will continue this funding in the future. If necessary, the Company may be required to restructure its existing debt and/or raise capital through the future issuance of its securities.

Significant accounting policies are as follows:

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of common stock equivalents would have been anti-dilutive. Common stock equivalents include shares issuable upon the exercise of stock options, shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options, warrants and preferred stock were 5,421,750 at June 30, 2007 and 2,422,750 at July 1, 2006, respectively.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ForeFront Holdings and both its direct and indirect wholly-owned subsidiaries, ForeFront, Miller, ForeFront Burton, ForeFront Devant and Multimedia. The results of operations of ForeFront Burton have been included since September 3, 2006, the effective date of the acquisition. The results of operations of ForeFront Devant have been included since December 3, 2006, the effective date of the acquisition. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The second quarter of 2007 and 2006 ended on June 30 and July 1, respectively.

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

The Company recognized a net deferred tax asset of approximately $7,700,000 as of June 30, 2007, primarily relating to net operating loss carryforwards of approximately $19,500,000 as of June 30, 2007, available to offset future taxable income through 2026.

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

The unaudited pro forma consolidated financial information for the three and six month periods ended July 1, 2006, is as follows:

	For three months ended	For six months ended
Net sales	$12,964,718	$23,765,431
Net loss	$(2,186,740)	$(4,710,126)
Basic and diluted net loss per common share	$(0.31)	$(0.67)
Basic and diluted weighted average common shares outstanding	7,108,239	7,006,156

Note 3. Inventories, net

Inventories at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Raw materials	$1,373,827	$1,505,626
Work in progress	50,542	74,006
Finished goods	8,431,575	9,106,293

	9,855,944	10,685,925
Reserve for slow-moving and obsolete inventories	(1,308,769)	(955,140)

	$8,547,175	$9,730,785

Note 4. Property and Equipment, net

Property and equipment at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30, 2007	December 31, 2006
Machinery and equipment	$1,177,156	$1,430,092
Furniture and fixtures	1,055,782	1,205,605
Leasehold improvements	245,080	251,791
Product prototypes	178,017	160,847

	2,656,035	3,048,335
Less: Accumulated depreciation	(1,080,633)	(860,242)

	1,575,402	2,188,093
Construction in progress of fixtures and product prototypes	115,244	2,777

	$1,690,646	$2,190,870

Depreciation expense totaled $253,136 and $197,828 for the six month periods ended June 30, 2007 and July 1, 2006, respectively. Amortization of capital leases is included in depreciation expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and July 1, 2006, respectively, includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three- and six-month periods ended June 30, 2007 and July 1, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense for the three- and six-month periods ended June 30, 2007 was $53,426 and $107,695, respectively. The compensation expense for the three- and six-month periods ended July 1, 2006 was $32,745 and $65,951, respectively. At June 30, 2007, there was $302,477 of total unrecognized compensation cost (at fair value) related to unvested share-based compensation arrangements granted under the Plan that is being recognized as an expense between July 2007 through June 2009.

No options were issued during the six months ended June 30, 2007. Options to purchase 150,000 shares, with lives of ten years, vesting ratably over a three-year period, were issued during the six months ended July 1, 2006 to a group of eligible recipients under terms of the Plan. These options have exercise prices of $1.50 and $2.20. The weighted average fair value per share of these options was estimated to be $0.85 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Option activity was as follows for the six-month period ended June 30, 2007.

	Shares	Weighted- Average Exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	682,250	$1.96
Granted	—	—
Forfeited/Cancelled	(10,500)	2.20

Outstanding at 6/30/07	671,750	$1.96	—

Exercisable at 6/30/07	134,917	$2.19	—

A further summary of options outstanding at June 30, 2007, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years
$2.20	399,750	8.2
$1.50	222,000	9.0
$2.05	50,000	9.2

	671,750

Shares available for issuance under the Plan were 328,250 at June 30, 2007.

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

In calculating the fair values of the stock options, the following assumptions were used:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Dividend yield	—	0%	—	0%
Weighted average expected life	—	5.0 years	—	5.0 years
Weighted average risk-free interest rate	—	4.95%	—	4.42%
Expected volatility	—	69.87%	—	73.20%

Note 6. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired DPB and recorded intangibles including a customer list and a registered tradename. The total consideration paid for DPB’s net assets was $6,471,000 and included $2,632,000 of intangible assets. The customer list is being amortized over three years. The tradename is being amortized over its legal life, which expires in April 2011. Additionally, Ryan Holdings, Inc. (“Ryan Holdings’) is to receive payments of up to $1,000,000 as contingent consideration (“Contingent Payment”) based on sales of certain products under a service agreement with a term of five years. The Company is capitalizing as an intangible the Contingent Payment in the period in which the Contingent Payment is incurred and is amortizing the Contingent Payment over the remaining terms of the service agreements (see Note 16).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following is a summary of intangibles at June 30, 2007:

Description	Cost	Accumulated Amortization	Net Asset	Amortization for the Six Months Ended
				June 30, 2007	July 1, 2006
Customer Lists	$3,958,657	$1,438,743	$2,519,914	$659,780	$136,500
Amortized Trade Name	1,813,000	731,965	1,081,035	135,132	135,132
Customer Logo Database	120,742	42,403	78,339	26,380	—
Contingent Payment	25,658	9,416	16,242	5,309	23,368

Amortized Intangibles	5,918,057	2,222,527	3,695,530	826,601	295,000
Non-Amortized Trade Names	2,139,739	—	2,139,739	—	—

Total	$8,057,796	$2,222,527	$5,835,269	$826,601	$295,000

On October 15, 2004, the Company recorded goodwill for its purchase of DPB in the amount of $361,503, and on September 12, 2006 the Company recorded goodwill for its purchase of ForeFront Burton in the amount of $186,154. Such amounts are not amortized but are reviewed annually for possible impairment. The Company has determined that there has been no impairment as of June 30, 2007.

Note 7. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009, and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (8.25% at June 30, 2007) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts (as defined in the agreement) receivable and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At June 30, 2007, the balance of the line of credit was $9.3 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at June 30, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if the Company is not in compliance. However, management believes that, if necessary, the Company will be able to secure any necessary waivers.

Note 8. Note Payables to Related Parties

At June 30, 2007, the Company had a long-term note payable to Ryan Holdings in the amount of $3,200,000, which bears interest at the rate of 8% per annum, payable quarterly. As originally drafted, the principal was payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007 (see Note 16). The Company has provided a letter of credit issued by Stanford in the amount of $3,200,000 to guarantee this note payable. The letter of credit expires in January 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2007, the Company had an unsecured, long term note payable to Burton in the amount of $750,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008 (see Note 16).

At June 30, 2007, the Company had two unsecured, non interest bearing promissory notes to Devant. The first is a short-term note in the principal amount of $250,000 and is payable in five quarterly installments of $50,000 each, commencing on

March 31, 2007. An additional short-term note, in the principal amount of $150,000, is payable in three monthly installments of $50,000 each, commencing on May 1, 2007.

Additionally, as described in Note 2, a portion of the purchase price for both Burton and Devant was satisfied with the issuance to each of 250,000 shares of the Company’s common stock, whereby the Company has guaranteed the value of such shares (see Note 16).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement. The required registration statement was filed on April 18, 2006. The Company is obligated to register the shares of common stock underlying the Series B Preferred Stock and the Warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. To date, no such demands have been made. The Company is obligated to register the shares of common stock underlying the Series C Preferred Stock and the Warrants pursuant to a registration rights agreement no later than June 30, 2007 (see Note 16).

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

On April 5, 2007, the Company executed a demand promissory note with Stanford for $1,900,000. The note bears interest at the rate of 8% per annum, payable on demand. The Company executed the note to secure additional operating funds.

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

Stanford is the owner of 72.1% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at June 30, 2007. Stanford is the owner of all of the Company’s issued and outstanding preferred stock.

See Note 16 below for further discussion of the Company’s debt with Stanford.

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

Note 11. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain business units. Revenues for these units are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Off Course	$4,257,941	$4,504,060	$7,487,649	$8,859,699
On Course	2,807,074	1,947,065	4,611,355	3,056,948
Premium-OEM-Internet	2,414,684	1,078,191	4,618,222	1,829,007
International	1,049,966	590,152	2,129,244	1,161,713
Sport Towels	2,376,774	—	4,196,376	—

	$12,906,439	$8,119,468	$23,042,846	$14,907,367

Note 12. Commitments and Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13. Departure of Principal Officers

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

On June 25, 2007, Michael S. Hedge, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, separated from the Company. In connection with Mr. Hedge’s separation from the Company, the Company agreed to provide his base salary for a period of twelve months along with certain other benefits. During the three- and six–month periods ended June 30, 2007, the Company recorded an expense of $250,750 in relation to this agreement.

Note 14. Closure of Ft. Walton Beach Facility

In July 2007, the Company vacated the Ft. Walton Beach, Florida facility that had been leased from Burton since September 2006. The Company consolidated the operations of its Ft. Walton Beach, Florida location into its Springfield, Tennessee facility in order to eliminate the redundancy of functions in both locations. As part of this consolidation, the Company recognized $715,647 of expense in the three- and six-month periods ended June 30, 2007. This amount included the impairment of fixed assets that were no longer going to be used of $261,100, inventory shrink of $199,753, the impairment of inventory that was considered excess and obsolete of $172,947 and severance costs of $81,847.

Note 15. Dissolution of ForeFront Crellin

As discussed in Note 1, on January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatco. The Company made an aggregate investment in ForeFront Crellin of $500,000. ForeFront Crellin was dissolved on June 30, 2007. As of that date, the Company had recognized $153,560 of normal operating losses. The remaining investment of $346,440 was written off and is reflected in other expense, net on the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007.

Note 16. Subsequent Events

On July 20, 2007, J. Max Waits, the Company’s Executive Vice President and Chief Operating Officer, separated from the Company. In connection with Mr. Waits’ separation from the Company, the Company agreed to provide his base salary for a period of twelve months along with certain other benefits. During the third quarter of 2007, the Company recorded an expense of $193,464 in relation to this agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On September 21, 2007, the Company completed an agreement with Devant. As part of this agreement, Devant returned their 250,000 shares of the Company’s common stock. In addition, the promissory note issued by ForeFront Holdings for the guaranteed value of the issued shares of $1,250,000 was cancelled. In exchange for the preceding, ForeFront issued Devant received an unsecured, long-term note in the amount of $890,000, bearing interest at 6% per annum, payable at maturity. The principal is due on April 15, 2009. In addition, the Company agreed to pay an additional $210,000 to certain ForeFront Devant employees in April 2009.

On November 1, 2007, ForeFront entered into an employment agreement with J. Stan Harris. Mr. Harris serves as the Chief Executive Officer of ForeFront. The employment agreement provides for an annual base salary of $318,600 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our Board of Directors and options to purchase 1,764,406 shares of ForeFront’s common stock.

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

These key trade channels include:

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

Gross margin

Our overall gross margin for the six months ended June 30, 2007 was 23.3%. To be successful, we need to increase product gross margin, which we believe is best achieved through increased product differentiation and lower infrastructure costs. Our long-term objective is to achieve gross margin, as a percentage of revenue, of 35% or better.

Operating expenses

Our operating expenses are driven largely by employee costs incurred from our marketing, sales, sales administration, executive and administrative functions. Other costs include travel expenses, participation in trade shows, advertising, royalty fees, professional costs and amortization of intangibles. As a result of our growth, overall operating expenses significantly increased for the six months ended June 30, 2007 as compared to the same period in the prior year; however, our 2007 operating expenses, as a percent of revenue were 43.3%, compared to 48.8% in the same period of 2006. As part of our ongoing efforts to control operating expenses, we continually review key functions and, with the benefit of anticipated synergy improvements from our acquisitions, expect our operating expenses to continue to decrease as a percentage of sales. Our long-term objective is for operating expenses, as a percentage of revenue, to be in the range of 30% or better. Meeting this objective is dependent on our ability to increase revenue in the future, control our costs, and achieve the anticipated synergies of our combined companies.

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

Days sales outstanding

We closely review days sales outstanding (“DSO”) to evaluate our efficiency in collection of accounts receivable. Timely collection of receivables is critical to our liquidity. DSO was 62 days at June 30, 2007, compared with 64 days at December 31, 2006. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventory turns

We review inventory turns to measure our efficiency in managing our inventory. Inventory turns, calculated based on an annualized rolling three months, were 4.2 times at June 30, 2007, as compared to 2.8 times at December 31, 2006; however, the 2007 calculation includes approximately $450,000 of costs associated with vacating the Ft. Walton Beach, Florida facility. Excluding these costs, our inventory turn at June 30, 2007 would have been 4.0 times. The improvement from prior year is primarily seasonal; however, we are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Results of Operations

The following table sets forth certain unaudited financial data, in thousands, for the periods indicated.

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	$12,906	100.0%	$8,119	100.0%	$23,043	100.0%	$14,907	100.0%
Cost of sales	9,849	76.3	5,817	71.6	17,665	76.7	10,968	73.6

Gross margin	3,057	23.7	2,302	28.4	5,378	23.3	3,939	26.4

Operating expenses
Sales and marketing	2,460	19.1	2,341	28.8	5,078	22.0	4,298	28.8
General and administrative	2,576	20.0	1,580	19.5	4,906	21.3	2,976	20.0

Total operating expenses	5,036	39.0	3,921	48.3	9,984	43.3	7,274	48.8

Loss from operations	(1,979)	(15.3)	(1,619)	(19.9)	(4,606)	(20.0)	(3,335)	(22.4)

Other income (expense):
Interest expense	(349)	(2.7)	(211)	(2.6)	(655)	(2.8)	(436)	(2.9)
Minority interest	14	0.1	(13)	(0.2)	56	0.2	15	0.1
Other income (expense), net	(544)	(4.2)	27	0.3	(545)	(2.4)	25	0.2

Net other expense	(879)	(6.8)	(197)	(2.4)	(1,144)	(5.0)	(396)	(2.7)

Net loss	$(2,858)	(22.1)%	$(1,816)	(22.4)%	$(5,750)	(25.0)%	$(3,731)	(25.0)%

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

Comparison of the Three Months Ended June 30, 2007 and July 1, 2006

Net sales increased $4.8 million for the three months ended June 30, 2007 to $12.9 million compared to $8.1 million during the same period in 2006. This increase is largely due to the addition of sales from ForeFront Burton and ForeFront Devant of $2.4 million and $2.4 million, respectively.

Sales information by product category for the periods indicated is summarized as follows:

	Three Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$2,902,102	22.5%	$4,079,781	50.2%
Burton golf bags and travel covers	1,531,647	11.9	—	0.0
Miller and Burton accessories	1,433,835	11.1	1,359,785	16.7
NCAA golf bags and accessories	1,073,157	8.3	977,868	12.0
NFL golf bags and accessories	325,381	2.5	112,729	1.4
Premium / OEM / Internet	1,639,526	12.7	778,965	9.6
Devant and Sir Christopher Hatton towels	2,376,775	18.4	—	0.0
GolfLogix	922,558	7.1	—	0.0
ForeFront Crellin	87,200	0.7	431,122	5.3
Freight invoiced to customers	442,394	3.4	315,924	3.9
Other	171,864	1.3	63,294	0.8

Total	$12,906,439	100.0%	$8,119,468	100.0%

Sales of Datrek golf bags and travel covers decreased $1.2 million, or 28.9%, for the three months ended June 30, 2007 as compared to the similar period for 2006. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales outlet due to the contraction of the industry as discussed in our most recent Annual Report on Form 10-KSB. In addition, large golf specialty stores and sporting goods chains have increased purchases of their own private label golf bags and accessory products in large quantities directly from overseas vendors. Our current year sales of Datrek products were also negatively impacted by new product offerings that were not widely embraced in the market. Sales in the Premium/OEM/Internet channel increased $0.9 million, or 110.5%, in 2007. This increase was driven by OEM business we acquired as part of the Burton transaction. During the three months ended June 30, 2007, we had an exclusive worldwide distribution agreement to distribute the GolfLogix-Garmin GPS device, which provided $0.9 million in sales. This device measures distance to the hole or hazard on most golf courses in the U.S. and many others throughout the world utilizing GPS satellite technology. This exclusive distribution agreement expires in the fourth quarter of 2007. Freight invoiced to customers increased $0.1 million, or 40.0%, in 2007, correlating with the overall increase in sales. We will continue to pass through shipping costs to our customers as market conditions allow.

Cost of sales for the three months ended June 30, 2007 was $9.8 million, or 23.7% gross margin, as compared to $5.8 million, or 28.4% gross margin, for the comparable period in the prior year. Included as part of our cost of sales are direct product costs comprised of material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The decrease in gross margin of 4.7% was primarily the result of the Fort Walton Beach, Florida inventory shrink and impairment of inventory that was considered excess and obsolete of $0.4 million, as well as sales discounting necessary due to the industry factors discussed above.

Total operating expenses for the three months ended June 30, 2007 were $5.0 million, compared to $3.9 million for the three months ended July 1, 2006. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $2.5 million, or 19.1% of net sales, for the three months ended June 30, 2007, compared to $2.3 million, or 28.8% of net sales, for the three months ended July 1, 2006. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include the travel expense for our sales force, attendance at trade shows, advertising, telephone charges, product catalogs and royalty fees. The decrease in sales and marketing expense as a percentage of net sales of 9.7% is primarily attributable to certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure, as well as the prior year including $0.4 million of severance costs related to two former officers that were not incurred in the current year.

General and administrative expense was $2.6 million, or 20.0% of net sales, for the three months ended June 30, 2007, as compared to $1.6 million, or 19.5% of net sales, for the comparable period in the prior year. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees and corporate costs, including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the increase in administrative expense as a percentage of net sales of 0.5% is additional amortization expense associated with the customer lists acquired in our purchases of the net assets of Burton and Devant of $0.3 million and severance costs related to a former officer of $0.3 million. These increases were partially offset by certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure.

Interest expense was $0.3 million and $0.2 million for the three month periods ended June 30, 2007 and July 1, 2006, respectively. The increase of $0.1 million is attributable to increased borrowings under our revolving credit facility.

Other expense, net was $0.5 million for the three months ended June 30, 2007. Included in this amount is the write-off of our investment in ForeFront Crellin of $0.3 million, which was dissolved on June 30, 2007, and the impairment of fixed assets of $0.3 million relating to ForeFront Burton. These fixed assets were deemed impaired on June 30, 2007, as we determined that they would no longer be used after we consolidated our Ft. Walton Beach, Florida facility into our Springfield, Tennessee facility in July 2007.

Comparison of the Six Months Ended June 30, 2007 and July 1, 2006

Net sales increased $8.1 million for the six months ended June 30, 2007 to $23.0 million compared to $14.9 million during the same period in 2006. This increase is largely due to of the addition of sales from ForeFront Burton and ForeFront Devant of $4.7 million and $4.2 million, respectively, offset by the decrease in sales of ForeFront Crellin of $0.4 million and a decrease in sales of other products of $0.4 million.

Sales information by product category for the periods indicated is summarized as follows:

	Six Months Ended
	June 30, 2007		July 1, 2006
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$5,558,810	24.1%	$7,879,500	52.9%
Burton golf bags and travel covers	2,759,841	12.0	—	0.0
Miller and Burton accessories	2,086,480	9.1	2,091,608	14.0
NCAA golf bags and accessories	1,939,245	8.4	1,896,073	12.7
NFL golf bags and accessories	498,742	2.2	174,664	1.2
Premium / OEM / Internet	3,321,119	14.4	1,377,292	9.2
Devant and Sir Christopher Hatton towels	4,196,376	18.2	—	0.0
GolfLogix	1,248,022	5.4	—	0.0
ForeFront Crellin	400,584	1.7	766,597	5.1
Freight invoiced to customers	817,911	3.5	585,379	3.9
Other	215,716	0.9	136,254	0.9

Total	$23,042,846	100.0%	$14,907,367	100.0%

Sales of Datrek golf bags and travel covers decreased $2.3 million, or 29.5%, for the six month period ended June 30, 2007 as compared to the similar period for 2006. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales outlet due to the contraction of the industry as discussed in our most recent Annual Report on Form 10-KSB. In addition, large golf specialty stores and sporting goods chains have substantially increased purchases of their own private label golf bags and accessory products directly from overseas vendors. Our current year sales of Datrek products were also negatively impacted by new product offerings that were not widely embraced in the market. Sales of NFL related items increased $0.3 million, or 185.5%, in 2007, due to our NFL product line being relatively new in the first six months of 2006. Sales in the Premium/OEM/Internet channel increased $1.9 million, or 141.1%, in 2007. This increase was driven by OEM business we acquired as part of the Burton transaction. During the six months ended June 30, 2007, we had an exclusive worldwide distribution agreement to distribute the GolfLogix-Garmin GPS device, which provided $1.2 million in sales. This device measures distance to the hole or hazard on most golf courses in the U.S. and many others throughout the world utilizing GPS satellite technology. This exclusive distribution agreement expires in the fourth quarter of 2007. Freight invoiced to customers increased $0.2 million, or 39.7%, in 2007 compared to 2006, correlating with the overall increase in sales. We will continue to pass through shipping costs to our customers as market conditions allow. Sales in ForeFront Crellin decreased $0.4 million, or 47.7%, in 2007, principally due to a larger portion of ForeFront Crellin sales being intercompany sales, which were eliminated in consolidation.

Cost of sales for the six months ended June 30, 2007 was $17.7 million, or 23.3% gross margin, as compared to $11.0 million, or 26.4% gross margin, for the comparable period in the prior year. Included as part of our cost of sales are direct product costs comprised of material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The decrease in gross margin of 3.1% was primarily the result of the Fort Walton Beach, Florida inventory shrink and impairment of inventory that was considered excess and obsolete of $0.4 million, as well as sales discounting necessary due to the industry factors discussed above.

Total operating expenses for the six months ended June 30, 2007 were $10.0 million, compared to $7.3 million for the six months ended July 1, 2006. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $5.1 million, or 22.0% of net sales, for the six months ended June 30, 2007, compared to $4.3 million, or 28.8% of net sales, for the six months ended July 1, 2006. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include the travel expense for our sales force, attendance at trade shows, advertising, telephone charges, product catalogs and royalty fees. The decrease in sales and marketing expense as a percentage of net sales of 6.8% is primarily attributable to certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure, as well as the prior year including $0.4 million of severance costs related to two former officers that were not incurred in the current year.

General and administrative expense was $4.9 million, or 21.3% of net sales, for the six months ended June 30, 2007, as compared to $3.0 million, or 20.0% of net sales, for the comparable period in the prior year. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees and corporate costs, including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the increase in administrative expense as a percentage of net sales of 1.3% is additional amortization expense associated with the customer lists acquired in our purchases of the net assets of Burton and Devant of $0.5 million and severance costs related to a former officer of $0.3 million. These increases were partially offset by certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure.

Interest expense was $0.7 million and $0.4 million for the six month periods ended June 30, 2007 and July 1, 2006, respectively. The increase of $0.3 million is primarily attributable to increased borrowings under our revolving credit facility.

Other expense, net was $0.5 million for the six months ended June 30, 2007. Included in this amount are the write-off of our investment in ForeFront Crellin of $0.3 million, which was dissolved on June 30, 2007, and the impairment of fixed assets of $0.3 million relating to ForeFront Burton. These fixed assets were deemed impaired on June 30, 2007, as we determined that they would no longer be used after we consolidated our Ft. Walton Beach, Florida facility into our Springfield, Tennessee facility in July 2007.

Liquidity and Capital Resources

We have incurred an accumulated deficit at June 30, 2007 of $25.3 million. We had negative working capital at June 30, 2007 of $3.0 million. We incurred a net loss for the six months ended June 30, 2007 of $5.7 million.

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

Operating activities used $6.1 million of cash for the six months ended June 30, 2007, as compared to $4.1 million during the comparable period of 2006. The increase in cash used by operating activities is primarily attributable to a higher net loss of $2.0 million and additional cash used for accounts receivable, other receivables, account payable and accrued liabilities and accounts payable and accrued liabilities to related parties of $2.6 million, partially offset by additional cash provided in the 2007 period from inventory of $1.5 million and additional depreciation and amortization of $0.6 million.

Investing activities used $0.2 million for the six months ended June 30, 2007, whereas such activities used $0.4 million in the comparable period in 2006. Cash used in investing activities in 2007 is primarily attributable to purchases of property and equipment of $0.2 million.

Financing activities provided $5.8 million for the six months ended June 30, 2007, whereas such activities provided $3.7 million for the comparable period in 2006. The principal source of cash provided by financing activities during 2007 was an increase in net borrowings under our revolving credit facility with FCC of $2.2 million, proceeds from the sale of $1.9 million of preferred stock to our principal shareholder, Stanford, and a note payable from Stanford of $1.9 million.

Cash at June 30, 2007 was $0.3 million compared with $0.7 million at December 31, 2006. At June 30, 2007 we had shareholders’ equity of $2.6 million compared with $6.3 million at December 31, 2006.

On October 18, 2004, we obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (8.25% at June 30, 2007) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility, and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At June 30, 2007, the balance of the line of credit was $9.3 million. The revolving credit facility from FCC continues to require us to comply with certain covenants. We were in compliance with all covenants at June 30, 2007. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future or that FCC will provide waivers if we are not in compliance. However, we believe that, if necessary, we will be able to secure any such waivers.

At June 30, 2007, we had a long-term note payable to Ryan Holdings, Inc. in the amount of $3,200,000, bearing interest at the rate of 8% per annum, payable quarterly. As originally contemplated, the principal under this long-term note was payable in two installments of $1,600,000 on June 30, 2007 and December 31, 2007. The principal payment scheduled for June 30, 2007 was deferred by Ryan Holdings until September 30, 2007. In connection with the Ryan Transactions, the full principal of $3,200,000 and related interest was paid on September 21, 2007.

At June 30, 2007, we had a demand promissory note to Stanford for the principal amount of $1,900,000, bearing interest at the rate of 8% per annum, payable on demand. In addition, during the period from July 10, 2007 through November 21, 2007, SVCH advanced us an aggregate of $11,580,000. Of the total amount, $5,030,000 was borrowed to fund the Ryan Transactions discussed above. The remaining $8,450,000 was borrowed for working capital purposes.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all of our outstanding debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. The demand promissory note with Stanford was refinanced with the proceeds of this credit facility. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which represents the refinancing of the aforementioned borrowings from SVCH. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes.

At June 30, 2007, we had an unsecured, long-term note payable to Burton in the amount of $750,000, bearing interest at the rate of 8% per annum, payable quarterly. As originally contemplated, the principal was payable in installments of $250,000 payable on September 12, 2007 and $500,000 payable on September 12, 2008. The principal payment scheduled for September 12, 2007 was timely paid. Additionally, a portion of the purchase price for the net assets of Burton was satisfied with the issuance of 250,000 shares of our common stock, whereby we guaranteed the value of such shares in the amount of $1,000,000. We issued a promissory note for the full guaranteed value of the shares of $1,000,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $512,500 ($2.05 per share). We also recorded a liability for the guarantee under the purchase consideration in the amount of $487,500. In connection with the Burton Transactions, we redeemed the 250,000 shares of common stock issued to Burton in exchange for the cancellation of the outstanding promissory notes discussed above and an unsecured, long-term note in the amount of $1,500,000, bearing interest at 8% per annum, payable quarterly. The principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 on September 12, 2009.

At June 30, 2007, we had two unsecured, non-interest bearing promissory notes to Devant. The first is a short-term note in the principal amount of $250,000, payable in five quarterly installments of $50,000 each, commencing on March 31, 2007. An additional short-term note, in the principal amount of $150,000, is payable in three monthly installments of $50,000 each, commencing on May 1, 2007. Additionally, a portion of the purchase price for the net assets of Devant was satisfied with the issuance of 250,000 shares of our common stock, whereby we guaranteed the value of such shares in the amount of $1,250,000. We issued a promissory note for the full guaranteed value of the shares of $1,250,000. The shares of common stock issued unconditionally at the purchase date were recorded at the then fair market value of $252,500 ($1.01 per share). We also recorded a liability for the guarantee under the purchase consideration in the amount of $997,500. In connection with the Devant Transactions, we redeemed the 250,000 shares of common stock issued to Devant in exchange for the cancellation of the outstanding promissory notes discussed above and an unsecured, long-term note in the amount of $890,000, bearing interest at 6% per annum, payable quarterly. The principal is payable on April 15, 2009. In addition, we have agreed to pay an additional $210,000 to certain employees of ForeFront Devant in April 2009.

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

Stanford is the owner of 72.1% of our issued and outstanding common stock (assuming conversion of all preferred stock) at June 30, 2007. Stanford is the owner of all of our issued and outstanding preferred stock.

Accounts receivable at June 30, 2007, was $8.8 million, as compared to $6.5 million at December 31, 2006, reflecting an increase of 35.7%. DSO was 62 days at June 30, 2007, compared with 64 days at December 31, 2006. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventories at June 30, 2007 were $8.5 million, as compared to $9.7 million at December 31, 2006, a decrease of 12.2%. Inventory turns, calculated based on an annualized rolling three months, were 4.2 times at June 30, 2007, as compared to 2.8 times at December 31, 2006; however, the 2007 calculation includes approximately $0.5 million of costs associated with vacating the Ft. Walton Beach, Florida facility. Excluding these costs, our inventory turns at June 30, 2007 would have been 4.0 times. The improvement from prior year is primarily seasonal; however, we are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Accounts payable and accrued liabilities were $5.8 million and $6.4 million at June 30, 2007, and December 31, 2006, respectively. Interest payable and accrued liabilities to related parties were $0.5 million and $0.7 million at June 30, 2007 and December 31, 2006, respectively.

We expended funds for capital expenditures of $0.2 million for property and equipment during the six months ended June 30, 2007.

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

We recognized a net deferred tax asset of approximately $7,700,000 as of June 30, 2007, primarily relating to net operating loss carryforwards of approximately $19,500,000 as of June 30, 2007, available to offset future taxable income through 2026.

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