Form 10-Q
period 2007-09-29
FOREFRONT HOLDINGS, INC.
filed 2007-11-29
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 29, 2007

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

FOREFRONT HOLDINGS, INC.

PART I—Financial Information

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$188,802	$736,851
Accounts receivable, net	5,876,251	6,471,582
Inventories, net	7,649,756	9,730,785
Prepaid expenses	394,605	519,969
Deferred rent	1,030,000	—
Other receivables	46,811	41,298

Total current assets	15,186,225	17,500,485

Property and equipment, net	1,404,685	2,190,870
Intangibles, net	5,708,581	6,655,573
Goodwill	547,657	547,657
Other assets	2,614	10,759

Total assets	$22,849,762	$26,905,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$6,157,566	$7,101,324
Accounts payable and accrued liabilities	4,113,434	6,366,767
Interest payable and accrued liabilities to related parties	361,815	741,703
Current portion of notes payable to related parties	600,000	3,800,000
Current portion of capital lease obligation	59,476	49,508

Total current liabilities	11,292,291	18,059,302

Advance on credit facility with related party	10,480,000	—
Notes payable to related parties, less current portion	1,890,000	550,000
Guarantees under purchase consideration to related parties	—	1,485,000
Capital lease obligation, less current portion	65,845	91,888
Accrued pension liability, less current portion	413,479	424,660
Other liabilities to related parties	210,000	20,722

Total liabilities	24,351,615	20,631,572

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	1,000	1,000
Series B Convertible Preferred stock, $.001 par value; 4,500,000 shares authorized; 4,500,000 shares issued and outstanding (Liquidation preference $9,000,000)	4,500	4,500
Series C Convertible Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (Liquidation preference $8,000,000)	2,000	1,518
Common stock, $.001 par value; authorized 500,000,000 shares; 7,416,989 shares issued and outstanding	7,417	7,798
Additional paid-in capital	26,871,758	25,852,285
Accumulated deficit	(28,388,528)	(19,593,329)

Total shareholders’ equity	(1,501,853)	6,273,772

Total liabilities and shareholders’ equity	$22,849,762	$26,905,344

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$8,698,345	$6,621,553	$31,741,191	$21,528,920
Cost of sales	6,903,761	5,519,478	24,568,790	16,487,305

Gross margin	1,794,584	1,102,075	7,172,401	5,041,615

Operating expenses
Sales and marketing	2,280,434	1,938,265	7,358,366	6,236,054
General and administrative	2,199,555	1,888,566	7,104,997	4,864,953

Total operating expenses	4,479,989	3,826,831	14,463,363	11,101,007

Loss from operations	(2,685,405)	(2,724,756)	(7,290,962)	(6,059,392)

Other income (expense)
Interest expense (three and nine month periods include related party expense of $151,754 and $348,044 in 2007 and $64,597 and $228,276 in 2006, respectively)	(372,129)	(251,479)	(1,026,838)	(687,219)
Minority interest	—	34,788	56,184	49,539
Other income (expense), net	12,244	(7,160)	(533,584)	17,646

Net other expense	(359,885)	(223,851)	(1,504,238)	(620,034)

Net loss	$(3,045,290)	$(2,948,607)	$(8,795,200)	$(6,679,426)

Basic and diluted net loss per common share	$(0.34)	$(0.43)	$(1.00)	$(1.00)

Basic and diluted weighted average common shares outstanding	8,847,767	6,829,072	8,836,396	6,662,745

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(8,795,200)	$(6,679,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,707,493	801,683
Amortization of loan fees	—	37,500
Minority interest in subsidiary	236,600	(47,162)
Common stock issued for services	37,500	—
Stock based compensation	146,873	155,540
Bad debt expense	272,615	71,428
Loss on disposal of fixed assets	271,597	853
Changes in assets and liabilities:
Accounts receivable	241,543	140,121
Inventories	1,880,090	(629,976)
Prepaid expenses	120,004	83,212
Other receivables	(5,510)	13,020
Deferred rent	(1,030,000)	—
Other assets	—	(25,847)
Accounts payable and accrued liabilities	(2,045,312)	1,308,366
Interest payable and accrued liabilities to related parties	(379,888)	90,671

Net cash used in operating activities	(7,341,595)	(4,680,017)

Cash flows from investing activities:
Payment for the net assets of Burton, net of cash acquired of $4,143	—	(1,970,857)
Payment for non-compete agreement	(450,000)	—
Purchases of property and equipment	(173,423)	(458,404)
Proceeds from sale of fixed assets	50,300	—
Change in contingent acquisition payment owed to related party	15,254	(63,863)

Net cash used in investing activities	(557,869)	(2,493,124)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(943,758)	1,539,320
Payments under capital lease obligations	(35,027)	(14,687)
Borrowings under advance on credit facility – related party	10,480,000	—
Repayment of notes to related parties	(3,750,000)	(900,000)
Payment of note to bank	—	(59,307)
Repurchase of common stock	(330,000)	—
Proceeds from exercise of warrants – related party	1,200	398
Proceeds from sale of preferred stock – related party	1,929,000	5,600,000

Net cash provided by financing activities	7,351,415	6,165,724

Net decrease in cash	(548,049)	(1,007,417)
Cash, beginning of period	736,851	1,135,389

Cash, end of period	$188,802	$127,972

Supplemental disclosures of cash flow information:
Interest paid	$995,534	$770,323
Income taxes paid	$23,786	$31,722

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$18,952	$94,276

Restructuring of guarantees under purchase obligations:
Cancellation of long-term notes payable	$(1,485,000)	$—
Return and cancellation of common stock issued	(765,000)	—
Issuance of new long-term notes payable	1,890,000	—
Other long-term liability incurred	210,000	—

Change in purchase price	$(150,000)	$—

Net assets acquired and liabilities assumed of Burton:
Total purchase price	$—	$4,376,947
Less: cash consideration paid	—	(1,975,000)

Non-cash consideration	$—	$2,401,947

Notes payable – Burton shareholders	$—	$1,225,000
Guarantee under purchase consideration	—	487,500
Common stock issued	—	512,500
Acquisition costs ($144,000 finder’s fee to Stanford and $32,947 for legal services)	—	176,947

Allocation of non-cash consideration	$—	$2,401,947

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

On January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatham Plastic Ventures, Inc. (“Chatco”). Chatco was the Company’s largest provider of plastic bag tags and accessories. The Company made an aggregate investment in ForeFront Crellin of $500,000. ForeFront Crellin was dissolved on June 30, 2007 (see Note 16). The operations of ForeFront Crellin are consolidated with the Company since the date of acquisition.

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

Since the completion of the transactions described above, SVCH has transferred a portion of its interests in ForeFront Holdings to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront Holdings whereby it has invested an aggregate of $23,500,000, and owns 81.6% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at September 29, 2007 (see Note 17).

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton Golf, Inc. (“Burton”). Under the Burton Purchase Agreement, which was effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,000,000 at a future measurement date (see Note 3), and $176,947 of acquisition costs.

On December 20, 2006, the Company, through ForeFront Devant, executed the Devant Purchase Agreement with Devant, Ltd. (“Devant”). Under the Devant Purchase Agreement, which was effective as of December 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Devant for an aggregate purchase price of $4,665,387. The purchase price consisted of $2,993,000 in cash, $400,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,250,000 at a future measurement date (see Note 3), and $22,387 of acquisition costs.

The Company purchased the net assets of Burton to further expand its market share of the golf bag market. The acquisition of the net assets of Devant allowed the Company to significantly increase its market share of the golf towel market.

Liquidity and Capital Resources

The Company incurred net losses of $8.8 million and $6.7 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the Company’s revolving credit facility (as set forth in a Waiver and Sixth Amendment). In connection with the amendment of the loan agreement, the term was extended for an additional three-year period through October 2009, and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate decreased from prime (7.75% at September 29, 2007) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

date and the facility continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At September 29, 2007, the balance of the line of credit was $6.2 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at September 29, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if it is not in compliance. However, management believes that, if necessary, the Company will be able to secure any such waivers. In addition, management believes cash balances on hand and cash generated from operations and the Company’s credit facility with SVCH (see Note 17) will be sufficient to fund the business requirements during the next twelve months. Historically, the Company has been, and currently continues to be, dependent on the funding it has received from Stanford. There can be no assurance that Stanford will continue this funding in the future. If necessary, the Company may be required to restructure its existing debt and/or raise capital through the future issuance of its securities.

Significant accounting policies are as follows:

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of common stock equivalents would have been anti-dilutive. Common stock equivalents include shares issuable upon the exercise of stock options, shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options, warrants and preferred stock were 5,193,750 at September 29, 2007 and 3,782,250 at September 30, 2006, respectively.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ForeFront Holdings and both its direct and indirect wholly-owned subsidiaries, ForeFront, Miller, ForeFront Burton, ForeFront Devant and Multimedia. The results of operations of ForeFront Burton have been included since September 3, 2006, the effective date of the acquisition. The results of operations of ForeFront Devant have been included since December 3, 2006, the effective date of the acquisition. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended September 29, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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

The Company reports its financial results on the basis of thirteen week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The third quarter of 2007 and 2006 ended on September 29 and September 30, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of September 29, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a net deferred tax asset of approximately $7,700,000 as of September 29, 2007, primarily relating to net operating loss carryforwards of approximately $19,500,000 as of September 29, 2007, available to offset future taxable income through 2026.

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

Note 2. Acquisitions and Pro Forma Information

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton. Under the Burton Purchase Agreement, which was effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,000,000 at a future measurement date, and $176,947 of acquisition costs (see Note 3).

On December 20, 2006, the Company, through ForeFront Devant, executed the Devant Purchase Agreement with Devant. Under the Devant Purchase Agreement, which was effective as of December 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Devant for an aggregate purchase price of $4,665,387. The purchase price consisted of $2,993,000 in cash, $400,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,250,000 at a future measurement date, and $22,387 of acquisition costs (see Note 3).

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

The unaudited pro forma consolidated financial information for the three and nine month periods ended September 30, 2006, is as follows:

	For three months ended	For nine months ended
Net sales	$9,385,943	$33,151,374
Net loss	$(3,855,605)	$(8,565,731)
Basic and diluted net loss per common share	$(0.53)	$(1.20)
Basic and diluted weighted average common shares outstanding	7,329,072	7,162,745

Note 3. Restructuring Transactions

On September 21, 2007, the Company completed an agreement with Ryan Holdings, Inc. (“Ryan Holdings”), the former owners of DPB. As part of this agreement, the Company paid the full balance of the existing long-term note payable of $3,200,000 and the related interest. Further, for the purchase price of $330,000, the Company reacquired, and subsequently retired, 1,100,000 shares of its common stock previously issued to Ryan Holdings. Also included in this agreement was an early termination agreement related to the Company’s lease of its executive offices and a distribution center, shortening the lease term from October 2011 to July 2008. This early termination agreement was valued at $1,030,000 and is shown as deferred rent on the Company’s condensed consolidated balance sheet at September 29, 2007. The deferred rent will be expensed over the remaining life of the lease. In addition, the agreement includes an 18-month non-compete agreement for Deborah and Dennis Ryan, the owners of Ryan Holdings. This agreement was valued at $450,000 and is included in intangibles on the Company’s condensed consolidated balance sheet at September 29, 2007. The non-compete agreement will be amortized over the term of the agreement. Further, the Company satisfied its obligation under the $1,000,000 contingent consideration arrangement. Finally, Deborah Ryan resigned as a member of the Company’s Board of Directors.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Inventories, net

Inventories at September 29, 2007 and December 31, 2006 are summarized as follows:

	September 29, 2007	December 31, 2006
Raw materials	$877,093	$1,505,626
Work in progress	34,560	74,006
Finished goods	7,625,205	9,106,293

	8,536,858	10,685,925
Reserve for slow-moving and obsolete inventories	(887,102)	(955,140)

	$7,649,756	$9,730,785

Note 5. Property and Equipment, net

Property and equipment at September 29, 2007 and December 31, 2006 is summarized as follows:

	September 29, 2007	December 31, 2006
Machinery and equipment	$1,090,958	$1,430,092
Furniture and fixtures	1,059,078	1,205,605
Leasehold improvements	235,380	251,791
Product prototypes	189,751	160,847

	2,575,167	3,048,335
Less: Accumulated depreciation	(1,285,726)	(860,242)

	1,289,441	2,188,093
Construction in progress of fixtures and product prototypes	115,244	2,777

	$1,404,685	$2,190,870

Depreciation expense totaled $475,755 and $323,067 for the nine month periods ended September 29, 2007 and September 30, 2006, respectively. Amortization of capital leases is included in depreciation expense.

Note 6. Management and Director Equity Incentive and Compensation Plan

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 29, 2007 and September 30, 2006, respectively, includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three- and nine-month periods ended September 29, 2007 and September 30, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense for the three- and nine-month periods ended September 29, 2007 was $39,178 and $146,873, respectively. The compensation expense for the three- and nine-month periods ended September 30, 2006 was $89,589 and $155,540, respectively. At September 29, 2007, there was $198,059 of total unrecognized compensation cost (at fair value) related to unvested share-based compensation arrangements granted under the Plan that is being recognized as an expense between October 2007 through June 2009.

No options were issued during the nine months ended September 29, 2007. Options to purchase 417,000 shares, with lives of ten years, vesting ratably over a three-year period, were issued during the nine months ended September 30, 2006 to a group of eligible recipients under terms of the Plan. These options have exercise prices of $1.50 and $2.20. The weighted average fair value per share of these options was estimated to be $0.93 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period.

Option activity was as follows for the nine-month period ended September 29, 2007.

	Shares	Weighted-Average Exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	682,250	$1.96
Granted	—	—
Forfeited/Cancelled	(238,500)	1.98

Outstanding at 9/29/07	443,750	$1.95	—

Exercisable at 9/29/07	206,833	$1.81	—

A further summary of options outstanding at September 29, 2007, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years
$2.20	246,750	7.9
$1.50	147,000	8.7
$2.05	50,000	9.0

	443,750

Shares available for issuance under the Plan were 556,250 at September 29, 2007.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In calculating the fair values of the stock options, the following assumptions were used:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Dividend yield	—	0%	—	0%
Weighted average expected life	—	5.0 years	—	5.0 years
Weighted average risk-free interest rate	—	5.03%	—	4.91%
Expected volatility	—	69.01%	—	69.91%

Note 7. Intangibles, net and Goodwill

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

On December 20, 2006 the Company acquired substantially all of the net assets of Devant and recorded intangibles including a customer list and two tradenames. As adjusted, the total consideration paid for Devant’s net assets was $4,515,387 and included $3,099,493 of intangible assets. The customer list is being amortized over three years. The Company considers the tradenames to have an indefinite life. As such, in accordance with SFAS 142, the tradenames, which have been valued at $1,165,835, will not be amortized and will be reviewed for impairment at least annually.

As discussed above in Note 3, on September 21, 2007, the Company secured a non-compete agreement with two of the Company’s former executive officers. The agreement was valued at $450,000 and will be amortized over the 18-month term of the agreement.

The following is a summary of intangibles at September 29, 2007:

				Amortization for the Nine Months Ended
Description	Cost	Accumulated Amortization	Net Asset	September 29, 2007	September 30, 2006
Customer Lists	$3,859,206	$1,768,633	$2,090,573	$985,664	$234,083
Amortized Trade Name	1,813,000	799,531	1,013,469	202,698	202,698
Customer Logo Database	120,742	55,393	65,349	43,376	4,006
Non-Compete Agreement	450,000	—	450,000	—	—

Amortized Intangibles	6,242,948	2,623,557	3,619,391	1,231,738	440,787
Non-Amortized Trade Names	2,089,190	—	2,089,190	—	—

Total	$8,332,138	$2,623,557	$5,708,581	$1,231,738	$440,787

On October 15, 2004, the Company recorded goodwill for its purchase of DPB in the amount of $361,503, and on September 12, 2006 the Company recorded goodwill for its purchase of ForeFront Burton in the amount of $186,154. Such amounts are not amortized but are reviewed annually for possible impairment. The Company has determined that there has been no impairment as of September 29, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009, and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (7.75% at September 29, 2007) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts (as defined in the agreement) receivable and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At September 29, 2007, the balance of the line of credit was $6.2 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants. The Company was in compliance with all covenants at September 29, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if the Company is not in compliance. However, management believes that, if necessary, the Company will be able to secure any necessary waivers.

Note 9. Note Payables to Related Parties

At September 29, 2007, the Company had an unsecured, long-term note payable to Burton in the amount of $1,500,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 payable on September 12, 2009.

At September 29, 2007, the Company had an unsecured, short-term, non interest bearing promissory note to Devant in the principal amount of $250,000 and is payable in five quarterly installments of $50,000 each, commencing on March 31, 2007.

At September 29, 2007, the Company had an unsecured, long-term promissory note to Devant in the principal amount of $890,000. This note bears interest at the rate of 6% per annum, payable at maturity. The principal is due on April 15, 2009.

Note 10. Debt and Equity with Stanford

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement. The required registration statement was filed on April 18, 2006. The Company is obligated to register the shares of common stock underlying the Series B Preferred Stock and the Warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. To date, no such demands have been made. The Company is obligated to register the shares of common stock underlying the Series C Preferred Stock and the Warrants pursuant to a registration rights agreement no later than June 30, 2007 (see Note 17).

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

Stanford is the owner of 81.6% of the Company’s issued and outstanding common stock (assuming conversion of all preferred stock) at September 29, 2007. Stanford is the owner of all of the Company’s issued and outstanding preferred stock.

At September 29, 2007, the Company had a long-term obligation of $10,480,000 as an advance on a credit facility with SVCH (see Note 17). The advance bears interest at the rate of 8% per annum, payable on demand. Of the borrowed amount, $5,030,000 was borrowed to fund the Ryan Holdings transaction discussed in Note 3 above. The remaining $5,450,000 was borrowed for working capital purposes.

Note 11. Litigation

Incident to the Company’s business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes at this time there are no ongoing matters which will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 12. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain business units. Revenues for these units are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Off Course	$2,962,982	$3,620,469	$10,453,556	$12,479,305
On Course	1,592,716	1,396,541	6,201,599	4,453,595
Premium-OEM-Internet	1,748,608	1,167,597	6,367,182	2,997,578
International	753,627	436,946	2,882,065	1,598,442
Sport Towels	1,640,412	—	5,836,789	—

	$8,698,345	$6,621,553	$31,741,191	$21,528,920

Note 13. Commitments and Contingencies

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

Note 14. Departure of Principal Officers

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

On June 25, 2007, Michael S. Hedge, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, separated from the Company. In connection with Mr. Hedge’s separation from the Company, the Company agreed to provide his base salary for a period of twelve months along with certain other benefits. During the nine–month period ended September 29, 2007, the Company recorded an expense of $250,750 in relation to this agreement.

On July 20, 2007, J. Max Waits, the Company’s Executive Vice President and Chief Operating Officer, separated from the Company. In connection with Mr. Waits’ separation from the Company, the Company agreed to provide his base salary for a period of twelve months along with certain other benefits. During the three- and nine–months period ended September 29, 2007, the Company recorded an expense of $193,464 in relation to this agreement.

Note 15. Closure of Ft. Walton Beach Facility

In July 2007, the Company vacated the Ft. Walton Beach, Florida facility that had been leased from Burton since September 2006. The Company consolidated the operations of its Ft. Walton Beach, Florida location into its Springfield, Tennessee facility in order to eliminate the redundancy of functions in both locations. As part of this consolidation, the Company recognized $715,647 of expense in the nine-month period ended September 29, 2007. This amount included the impairment of fixed assets that were no longer going to be used of $261,100, inventory shrink of $199,753, the impairment of inventory that was considered excess and obsolete of $172,947 and severance costs of $81,847.

Note 16. Dissolution of ForeFront Crellin

As discussed in Note 1, on January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatco. The Company made an aggregate investment in ForeFront Crellin of $500,000. ForeFront Crellin was dissolved on June 30, 2007. As of that date, the Company had recognized $153,560 of normal operating losses. The remaining investment of $346,440 was written off and is reflected in other expense, net on the Company’s Condensed Consolidated Statements of Operations for the nine month period ended September 29, 2007.

Note 17. Subsequent Events

On November 21, 2007, the Company obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all other outstanding debt. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which includes the refinancing of the long-term obligation discussed above in Note 10. Of this amount, $5,030,000 was borrowed to fund the Ryan Holdings transaction discussed below. The remaining $8,450,000 was borrowed for working capital purposes. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. In connection with this transaction, the Company’s obligation to register the shares of common stock underlying the Series C Preferred Stock and the Series C Warrants was deferred by Stanford through June 30, 2008.

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

Gross margin

Our overall gross margin for the nine months ended September 29, 2007 was 22.6%. To be successful, we need to increase product gross margin, which we believe is best achieved through increased product differentiation and lower infrastructure costs. Our long-term objective is to achieve gross margin, as a percentage of revenue, of 35% or better.

Operating expenses

Our operating expenses are driven largely by employee costs incurred from our marketing, sales, sales administration, executive and administrative functions. Other costs include travel expenses, participation in trade shows, advertising, royalty fees, professional costs and amortization of intangibles. As a result of our growth, overall operating expenses significantly increased for the nine months ended September 29, 2007 as compared to the same period in the prior year; however, our 2007 operating expenses, as a percent of revenue were 45.6%, compared to 51.6% in the same period of 2006. As part of our ongoing efforts to control operating expenses, we continually review key functions and, with the benefit of anticipated synergy improvements from our acquisitions, expect our operating expenses to continue to decrease as a percentage of sales. Our long-term objective is for operating expenses, as a percentage of revenue, to be in the range of 30% or better. Meeting this objective is dependent on our ability to increase revenue in the future, control our costs, and achieve the anticipated synergies of our combined companies.

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

Days sales outstanding

We closely review days sales outstanding (“DSO”) to evaluate our efficiency in collection of accounts receivable. Timely collection of receivables is critical to our liquidity. DSO was 61 days at September 29, 2007, compared with 64 days at December 31, 2006. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventory turns

We review inventory turns to measure our efficiency in managing our inventory. Inventory turns, calculated based on an annualized rolling three months, were 3.5 times at September 29, 2007, as compared to 2.8 times at December 31, 2006. The improvement from prior year is somewhat seasonal; however, we are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Results of Operations

The following table sets forth certain unaudited financial data, in thousands, for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	$8,698	100.0%	$6,622	100.0%	$31,741	100.0%	$21,529	100.0%
Cost of sales	6,903	79.4	5,520	83.4	24,569	77.4	16,487	76.6

Gross margin	1,795	20.6	1,102	16.6	7,172	22.6	5,042	23.4

Operating expenses
Sales and marketing	2,280	26.2	1,938	29.3	7,358	23.2	6,236	29.0
General and administrative	2,200	25.3	1,889	28.5	7,105	22.4	4,865	22.6

Total operating expenses	4,480	51.5	3,827	57.8	14,463	45.6	11,101	51.6

Loss from operations	(2,685)	(30.9)	(2,725)	(41.1)	(7,291)	(23.0)	(6,059)	(28.1)

Other income (expense):
Interest expense	(372)	(4.3)	(251)	(3.8)	(1,027)	(3.2)	(687)	(3.2)
Minority interest	—	0.0	35	0.5	56	0.2	50	0.2
Other income (expense), net	12	0.1	(8)	(0.1)	(533)	(1.7)	17	0.1

Net other expense	(360)	(4.1)	(224)	(3.4)	(1,504)	(4.7)	(620)	(2.9)

Net loss	$(3,045)	(35.0)%	$(2,949)	(44.5)%	$(8,795)	(27.7)%	$(6,679)	(31.0)%

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

Comparison of the Three Months Ended September 29, 2007 and September 30, 2006

Net sales increased $2.1 million for the three months ended September 29, 2007 to $8.7 million compared to $6.6 million during the same period in 2006. This increase is largely due to the addition of sales from ForeFront Burton and ForeFront Devant of $0.6 million and $1.6 million, respectively.

Sales information by product category for the periods indicated is summarized as follows:

	Three Months Ended
	September 29, 2007		September 30, 2006
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$1,854,070	21.3%	$2,663,344	40.2%
Burton golf bags and travel covers	633,450	7.3	219,770	3.3
Miller and Burton accessories	874,889	10.1	770,735	11.6
NCAA golf bags and accessories	1,506,397	17.3	1,206,384	18.2
NFL golf bags and accessories	338,391	3.9	239,739	3.6
Premium / OEM / Internet	1,131,855	13.0	894,092	13.5
Devant and Sir Christopher Hatton towels	1,640,412	18.9	—	0.0
GolfLogix	262,494	3.0	—	0.0
ForeFront Crellin	—	0.0	135,585	2.0
Freight invoiced to customers	320,857	3.7	309,697	4.7
Other	135,530	1.6	182,207	2.8

Total	$8,698,345	100.0%	$6,621,553	100.0%

Sales of Datrek golf bags and travel covers decreased $0.8 million, or 30.4%, for the three months ended September 29, 2007 as compared to the similar period for 2006. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales outlet due to the contraction of the industry as discussed in our most recent Annual Report on Form 10-KSB. In addition, large golf specialty stores and sporting goods chains have increased purchases of their own private label golf bags and accessory products in large quantities directly from overseas vendors. Our current year sales of Datrek products were also negatively impacted by new product offerings that were not widely embraced in the market. Sales of NCAA items increased $0.3 million, or 24.9%, in 2007. This increase results from the increased popularity of these products across our existing sales channels. Sales in the Premium/OEM/Internet channel increased $0.2 million, or 26.6%, in 2007. This increase was driven by OEM business we acquired as part of the Burton transaction. During the three months ended September 29, 2007, we had an exclusive worldwide distribution agreement to distribute the GolfLogix-Garmin GPS device, which provided $0.3 million in sales. This device measures distance to the hole or hazard on most golf courses in the U.S. and many others throughout the world utilizing GPS satellite technology. This exclusive distribution agreement expires in the fourth quarter of 2007.

Cost of sales for the three months ended September 29, 2007 was $6.9 million, or 20.6% gross margin, as compared to $5.5 million, or 16.6% gross margin, for the comparable period in the prior year. Included as part of our cost of sales are direct product costs comprised of material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The increase in gross margin of 4.0% was primarily the result of the consolidation of our Fort Walton Beach, Florida operations into our existing Springfield, Tennessee facilities.

Total operating expenses for the three months ended September 29, 2007 were $4.5 million, compared to $3.8 million for the three months ended September 30, 2006. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $2.3 million, or 26.2% of net sales, for the three months ended September 29, 2007, compared to $1.9 million, or 29.3% of net sales, for the three months ended September 30, 2006. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include the travel expense for our sales force, attendance at trade shows, advertising, telephone charges, product catalogs and royalty fees. The decrease in sales and marketing expense as a percentage of net sales of 3.1% is primarily attributable to certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure.

General and administrative expense was $2.2 million, or 25.3% of net sales, for the three months ended September 29, 2007, as compared to $1.9 million, or 28.5% of net sales, for the comparable period in the prior year. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees and corporate costs, including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the decrease in administrative expense as a percentage of net sales of 3.2% is certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure. This decrease is partially offset by additional amortization expense associated with the customer lists acquired in our purchases of the net assets of Burton and Devant of $0.2 million.

Interest expense was $0.4 million and $0.3 million for the three month periods ended September 29, 2007 and September 30, 2006, respectively. The increase of $0.1 million is attributable to borrowings under our advance on our credit facility with SVCH.

Comparison of the Nine Months Ended September 29, 2007 and September 30, 2006

Net sales increased $10.2 million for the nine months ended September 29, 2007 to $31.7 million compared to $21.5 million during the same period in 2006. This increase is largely due to of the addition of sales from ForeFront Burton and ForeFront Devant of $5.3 million and $5.8 million, respectively, offset by the decrease in sales of ForeFront Crellin of $0.5 million and a decrease in sales of other products of $0.4 million.

Sales information by product category for the periods indicated is summarized as follows:

	Nine Months Ended
	September 29, 2007		September 30, 2006
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$7,412,880	23.4%	$10,542,844	49.0%
Burton golf bags and travel covers	3,393,291	10.7	219,770	1.0
Miller and Burton accessories	2,961,369	9.3	2,862,344	13.3
NCAA golf bags and accessories	3,445,642	10.9	3,102,457	14.4
NFL golf bags and accessories	837,133	2.6	414,402	1.9
Premium / OEM / Internet	4,298,174	13.5	2,271,383	10.6
Devant and Sir Christopher Hatton towels	5,836,789	18.4	—	0.0
GolfLogix	1,510,516	4.8	—	0.0
ForeFront Crellin	400,584	1.3	902,182	4.2
Freight invoiced to customers	1,138,768	3.6	895,076	4.2
Other	506,045	1.6	318,462	1.5

Total	$31,741,191	100.0%	$21,528,920	100.0%

Sales of Datrek golf bags and travel covers decreased $3.1 million, or 29.7%, for the nine month period ended September 29, 2007 as compared to the similar period for 2006. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales outlet due to the contraction of the industry as discussed in our most recent Annual Report on Form 10-KSB. In addition, large golf specialty stores and sporting goods chains have substantially increased purchases of their own private label golf bags and accessory products directly from overseas vendors. Our current year sales of Datrek products were also negatively impacted by new product offerings that were not widely embraced in the market. Sales of NFL related items increased $0.4 million, or 102.0%, in 2007, due to our NFL product line being relatively new in the first nine months of 2006. Sales in the Premium/OEM/Internet channel increased $2.0 million, or 89.2%, in 2007. This increase was driven by OEM business we acquired as part of the Burton transaction. During the nine months ended September 29, 2007, we had an exclusive worldwide distribution agreement to distribute the GolfLogix-Garmin GPS device, which provided $1.5 million in sales. This device measures distance to the hole or hazard on most golf courses in the U.S. and many others throughout the world utilizing GPS satellite technology. This exclusive distribution agreement expires in the fourth quarter of 2007. Freight invoiced to customers increased $0.2 million, or 27.2%, in 2007 compared to 2006, correlating with the overall increase in sales. We will continue to pass through shipping costs to our customers as market conditions allow. Sales in ForeFront Crellin decreased $0.5 million, or 55.6%, in 2007, principally due to a larger portion of ForeFront Crellin sales being intercompany sales, which were eliminated in consolidation, as well as the dissolution of ForeFront Crellin as of June 30, 2007.

Cost of sales for the nine months ended September 29, 2007 was $24.6 million, or 22.6% gross margin, as compared to $16.5 million, or 23.4% gross margin, for the comparable period in the prior year. Included as part of our cost of sales are direct product costs comprised of material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The decrease in gross margin of 0.8% was primarily the result of the Fort Walton Beach, Florida inventory shrink and impairment of inventory that was considered excess and obsolete of $0.4 million, partially offset by the consolidation of our Fort Walton Beach, Florida operations into our existing Springfield, Tennessee facilities.

Total operating expenses for the nine months ended September 29, 2007 were $14.5 million, compared to $11.1 million for the nine months ended September 30, 2006. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense totaled $7.4 million, or 23.2% of net sales, for the nine months ended September 29, 2007, compared to $6.2 million, or 29.0% of net sales, for the nine months ended September 30, 2006. Included in our sales and marketing expense are the employee costs incurred from our marketing, sales, sales administration and sales support employees. Other costs include the travel expense for our sales force, attendance at trade shows, advertising, telephone charges, product catalogs and royalty fees. The decrease in sales and marketing expense as a percentage of net sales of 5.8% is primarily attributable to certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure, as well as the prior year including $0.4 million of severance costs related to two former officers that were not incurred in the current year.

General and administrative expense was $7.1 million, or 22.4% of net sales, for the nine months ended September 29, 2007, as compared to $4.9 million, or 22.6% of net sales, for the comparable period in the prior year. Included in our general and administrative expense are salaries and related expenses for our executive officers and administrative employees and corporate costs, including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. The principal reason for the decrease in administrative expense as a percentage of net sales of 0.2% is certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure. This decrease is partially offset by additional amortization expense associated with the customer lists acquired in our purchases of the net assets of Burton and Devant of $0.7 million and an increase in severance costs of $0.3 million.

Interest expense was $1.0 million and $0.7 million for the nine month periods ended September 29, 2007 and September 30, 2006, respectively. The increase of $0.3 million is attributable to increased borrowings under our revolving credit facility with FCC, LLC (“FCC”) and our advance on our credit facility with SVCH.

Other expense, net was $0.5 million for the nine months ended September 29, 2007. Included in this amount are the write-off of our investment in ForeFront Crellin of $0.3 million, which was dissolved on June 30, 2007, and the impairment of fixed assets of $0.3 million relating to ForeFront Burton. These fixed assets were deemed impaired on June 30, 2007, as we determined that they would no longer be used after we consolidated our Ft. Walton Beach, Florida facility into our Springfield, Tennessee facility in July 2007.

Liquidity and Capital Resources

We have incurred an accumulated deficit at September 29, 2007 of $28.4 million. We had working capital at September 29, 2007 of $3.9 million. We incurred a net loss for the nine months ended September 29, 2007 of $8.8 million.

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

Operating activities used $7.3 million of cash for the nine months ended September 29, 2007, as compared to $4.7 million during the comparable period of 2006. The increase in cash used by operating activities is primarily attributable to a higher net loss of $2.1 million and additional cash used for other assets, account payable and accrued liabilities and accounts payable and accrued liabilities to related parties of $4.8 million, partially offset by additional cash provided in the 2007 period from inventory of $2.5 million and additional depreciation and amortization of $0.9 million.

Investing activities used $0.6 million for the nine months ended September 29, 2007, whereas such activities used $2.5 million in the comparable period in 2006. Cash used in investing activities in 2007 consisted of the purchase of a non-compete agreement with two of our former executive officers of $0.5 million and purchases of property and equipment of $0.2 million. Cash used in investing activities in 2006 consisted of the payment for the net assets of Burton of $2.0 million and purchase of property and equipment of $0.5 million.

Financing activities provided $7.4 million for the nine months ended September 29, 2007, whereas such activities provided $6.2 million for the comparable period in 2006. The principal source of cash provided by financing activities during 2007 was the advance on the credit facility with SVCH of $10.5 million and proceeds from the sale of $1.9 million of preferred stock to Stanford. These borrowings were partially offset by the repayment of notes to related parties of $3.8 million and a decrease in net borrowings under our revolving credit facility with FCC of $0.9 million.

Cash at September 29, 2007 was $0.2 million compared with $0.7 million at December 31, 2006. At September 29, 2007 we had negative shareholders’ equity of $1.5 million compared with shareholders’ equity of $6.3 million at December 31, 2006.

On October 18, 2004, we obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (7.75% at September 29, 2007) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility, and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At September 29, 2007, the balance of the line of credit was $6.2 million. The revolving credit facility from FCC continues to require us to comply with certain covenants. We were in compliance with all covenants at September 29, 2007. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future or that FCC will provide waivers if we are not in compliance. However, we believe that, if necessary, we will be able to secure any such waivers.

At September 29, 2007, we had an unsecured, long-term note payable to Burton in the amount of $1,500,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 payable on September 12, 2009.

At September 29, 2007, we had an unsecured, short-term, non interest bearing promissory note to Devant in the principal amount of $250,000, payable in five quarterly installments of $50,000 each, commencing on March 31, 2007.

At September 29, 2007, we had an unsecured, long-term promissory note to Devant in the principal amount of $890,000. This note bears interest at the rate of 6% per annum, payable at maturity. The principal is due on April 15, 2009.

At September 29, 2007, we had a long-term obligation of $10,480,000 as an advance on the credit facility with SVCH discussed below. The advance bears interest at the rate of 8% per annum, payable on demand.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all of our outstanding debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of November 21, 2007, borrowings under the SVCH facility totaled $13,480,000, which includes the refinancing of the long-term obligation discussed above. Of this amount, $5,030,000 was borrowed to fund the Ryan Holdings transaction discussed below. The remaining $8,450,000 was borrowed for working capital purposes. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes.

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

Stanford is the owner of 81.6% of our issued and outstanding common stock (assuming conversion of all preferred stock) at September 29, 2007. Stanford is the owner of all of our issued and outstanding preferred stock.

Accounts receivable at September 29, 2007, was $5.9 million, as compared to $6.5 million at December 31, 2006, reflecting a decrease of 9.2%. DSO was 61 days at September 29, 2007, compared with 64 days at December 31, 2006. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventories at September 29, 2007 were $7.6 million, as compared to $9.7 million at December 31, 2006, a decrease of 21.4%. Inventory turns, calculated based on an annualized rolling three months, were 3.5 times at September 29, 2007, as compared to 2.8 times at December 31, 2006. The improvement from prior year is somewhat seasonal; however, we are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Accounts payable and accrued liabilities were $4.1 million and $6.4 million at September 29, 2007, and December 31, 2006, respectively, reflecting a decrease of 35.4%, and interest payable and accrued liabilities to related parties were $0.4 million and $0.7 million, respectively, reflecting a decrease of 51.2%. This decrease is primarily attributable to the borrowing from SVCH being partially used to fund accounts payable.

We expended funds for capital expenditures of $0.2 million for property and equipment during the nine months ended September 29, 2007.

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

The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial position and results of operations. As of September 29, 2007, no liability for unrecognized tax benefits was required to be recorded.

We recognized a net deferred tax asset of approximately $7,700,000 as of September 29, 2007, primarily relating to net operating loss carryforwards of approximately $19,500,000 as of September 29, 2007, available to offset future taxable income through 2026.

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