Form 10-K
period 2007-12-31
FOREFRONT HOLDINGS, INC.
filed 2008-03-31
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

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

(615) 384-1286

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: N/A Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).    Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the Registrant (2,180,611 shares), as of June 30, 2007, was $1,308,367.

The number of shares of common stock outstanding on March 18, 2008 was 12,166,989. Unless otherwise specified herein, all common share, warrant and option amounts give effect to a one-for-two reverse stock split effective as of December 5, 2005.

Documents Incorporated By Reference: Not Applicable.

FOREFRONT HOLDINGS, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING

STATEMENTS AND RISK FACTORS

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains both historical information and other information that you can use to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this report should be considered to be “forward-looking statements”. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include those described in Item 1A, “Risk Factors” in this report and other risks and uncertainties are more fully described in our other filings with the Securities and Exchange Commission (“SEC”). We caution that the risk factors set forth in this report are not exclusive. We conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

When used in this annual report on Form 10-K, “our company,” “we,” “our,” and “us” refers to ForeFront Holdings, Inc. and our subsidiaries.

PART I

Item 1.	Business

ForeFront Holdings, Inc. (“ForeFront”), through our principal subsidiaries (both direct and indirect), ForeFront (BVI), Ltd. (“ForeFront (BVI)”), ForeFront Group, Inc. (“ForeFront Group”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Devant, Inc. (“ForeFront Devant”), and ForeFront Multimedia, LLC (“Multimedia”), as well as our 50% interest in ForeFront Crellin LLC (“ForeFront Crellin”) which was dissolved on June 30, 2007, collectively “ForeFront and its subsidiaries,” or “the Company,” is a supplier of accessory products to the golf industry. Our key product offerings include high-quality golf bags and golf accessories.

Our goal is to become a leading supplier of golf bags and accessories in each of the distribution channels in the golf industry we serve. In an effort to achieve this positioning, in 2006 we acquired the golf bag and accessory business of Burton Golf, Inc. (“Burton”) and the golf towel and accessory business of Devant Sports, Ltd. (“Devant”). We sell our products primarily through the following channels of distribution:

•	Off-Course: sporting goods chains, mass merchandisers, independent retail and golf specialty shops;

•	On-Course: pro shops, municipal courses, private clubs, resorts and daily fee courses;

•	Premium-OEM-Internet: Corporate-Advertising Specialty Institute (“ASI”), Original Equipment Manufacturers (“OEM”) and E-Commerce retailers; and

•	International: pro shops, golf stores and sporting goods stores in international markets.

During 2006 and 2007, we witnessed an increasing shift in the market as a result of national “big box” specialty golf stores and sporting goods chains displacing the independent stores that historically purchased our products. Also, the national specialty golf and sporting goods chains have developed proprietary branded golf bag and accessory products that they sell in preference to our products. In order to remain competitive inside the national stores, we must continue to be innovative in terms of product features and licensing. We believe that the trend towards consolidation into the national store chains will continue and that our share of the total Off-Course golf bag and accessory market will be constrained as a result.

On November 21, 2007, we obtained a credit facility from Stanford Venture Capital Holdings, Inc. (“SVCH”). The facility provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with First Capital Corporation (“FCC”), as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts due to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of March 18, 2008, borrowings under the SVCH facility, including interest, totaled $21,391,629, which includes the refinancing of prior outstanding notes entered into during 2007, as well as advances received prior to the final execution of the facility. Stanford International Bank, Ltd., (“Stanford”) an affiliate of SVCH, owns 81.6% of our outstanding common stock as of March 18, 2008.

Recent Development – Plan of Reorganization

During 2006 and 2007, our management and SVCH, our principal investor, held numerous discussions regarding whether a public company was the appropriate vehicle in which to operate our golf business. In particular, we observed a flattening of the market for golf-based products and services resulting from a decrease in golf playing activity as evidenced by the decrease in golf course openings and increase in golf course closures. An analysis of this flattening of revenues against the costs inherent in maintaining a public company structure, which were estimated by our management to be approximately $1.0 million per year, emphasized the need to either increase our operations, whether organically or through acquisitions, to cover such overhead costs or forego use of the public company vehicle.

In a Golf Industry Fall Report issued by Merriman, Curhan & Ford in December 2007, a survey of responses from approximately 45 golfing facilities in four different geographic regions of the United States revealed that 64% of the respondents categorized merchandise sales to be either flat or down versus the prior year, and 68% of the same respondents indicated that their inventory levels were flat to up versus the prior year. The general consensus in the industry is that the demand for golf is softening due to (a) economic downturns resulting in consumers electing to engage in less costly recreational activities and (b) consumers electing to devote their available time to other activities, such as spending additional time with families. Under this backdrop, our board of directors has sought to examine other options on behalf of our shareholders.

In 2006, these discussions resulted in our management adopting an acquisition plan, under the terms of which we would identify potential targets, such as Burton and Devant, which management believed would be accretive to earnings, improve our profitability and justify, from a financial perspective, continuation of the use of the public company vehicle. Throughout this period, our management continued to monitor the profitability of the enterprise and hold discussions with SVCH as to whether there were better alternative structures for the golf business than the public company vehicle.

In September 2007, SVCH presented to us the opportunity to divest the golf business of our public structure and instead use the public structure for an enterprise believed by SVCH to have a superior growth profile for our shareholders.

On December 26, 2007, our board of directors approved a series of agreements (the “Reorganization Plan”) under the terms of which we will reincorporate in the British Virgin Islands (the “Reincorporation Transaction”) and will reorganize our operations by divesting of our current operations and concurrently acquiring a broadband multimedia enterprise. This enterprise will consist of a cable set-top box and optical transceiver business, from Hisense Co. Ltd. (“Hisense”), a Chinese electronics manufacturer.

In order to accomplish the Reincorporation Transaction, we have contributed substantially all of our assets and liabilities to our newly-formed wholly-owned subsidiary, ForeFront (BVI) a British Virgin Islands corporation, at December 31, 2007, and will merge with and into ForeFront (BVI) at the closing. Upon completion of the Reincorporation Transaction, ForeFront will cease to exist and all of the outstanding shares of ForeFront common stock will be converted into the right to receive ordinary shares of ForeFront (BVI). Following the reincorporation, ForeFront (BVI) ordinary shares are expected to trade on the OTC Bulletin Board market. Immediately following or concurrently with the reincorporation of ForeFront, ForeFront (BVI) will sell its golf accessory marketing and distribution business to SVCH. We refer to this sale as the “Golf Sale Transaction”.

Immediately following or concurrently with the reincorporation of ForeFront and the subsequent sale of its current operations, ForeFront (BVI) intends to complete the following acquisition transactions to acquire some of the broadband multimedia business currently conducted by Hisense:

•	a merger of Ligent International, Inc. with and into ForeFront (BVI) in exchange for the issuance to certain affiliates of Hisense of 6,489,061 ordinary shares of ForeFront (BVI);

•

a share exchange with Hisense and Qingdao Hisense Electronics Holding Ltd. under the terms of which they will transfer 100% of the ownership interest in Ligent Photonics, Inc. in exchange for the issuance to these entities of an aggregate of 6,489,061 ordinary shares of ForeFront (BVI); and

•

the acquisition of contract rights, customer lists, intellectual property, employees and certain other property and intangibles necessary to allow ForeFront (BVI) to acquire the cable set-top box distribution business (the “Set-Top Box Division Business”) of Qingdao Hisense Electric Co., in exchange for the issuance of 6,489,061 ordinary shares of ForeFront (BVI) and warrants to purchase 1,628,062 ordinary shares of ForeFront (BVI) at an exercise price equal to $4.93 per share.

In addition to the above transactions, the acquisition transactions will also include a merger of Broadband Multimedia Systems, Ltd., a British Virgin Islands corporation created by and receiving a $12.0 million capital infusion from Stanford, with and into ForeFront (BVI) in exchange for 1,400,000 ordinary shares of ForeFront (BVI), warrants to purchase 1,033,398 ordinary shares at an exercise price equal to $0.01 per ordinary share and warrants to purchase 1,628,062 ordinary shares at an exercise price equal to $4.93 per ordinary share, thereby infusing ForeFront (BVI) with the portion of the $12.0 million capital infusion remaining at the time of the merger.

Throughout this report, we refer to the above-described transactions, collectively, as the Reorganization Plan. Ultimately, as a result of these transactions, our debt obligations to SVCH will be cancelled, our golf accessory marketing and distribution business will be sold, and ForeFront (BVI) will acquire a business with no significant debt and the necessary contracts, intellectual property and other intangibles necessary to allow ForeFront (BVI) to continue the broadband multimedia business being acquired from Hisense.

Ultimately, upon conclusion of the Reincorporation Transaction, the Golf Sale Transaction and the transactions contemplated in the Acquisition Proposals, the current shareholders of ForeFront, excluding Stanford, will hold 1.8% of the outstanding ordinary shares of ForeFront (BVI). The transferors of the new broadband multimedia business being acquired under the terms of the Acquisition Proposals will receive 80.0% in the aggregate of the outstanding ordinary shares of ForeFront (BVI). Stanford’s holdings in ForeFront (BVI) will ultimately comprise 18.2% of ForeFront (BVI)’s outstanding ordinary shares, including warrants which are exercisable at $0.01 per share into ordinary shares equal to 4.2% of the outstanding ordinary shares of ForeFront (BVI), one-half of which are anticipated to be transferred to certain employees of an affiliate of Stanford.

We anticipate that shareholders of ForeFront, including Stanford, which hold, in the aggregate, approximately 95% of the outstanding voting securities of ForeFront, will execute a written consent approving the reincorporation and each of the above described transactions. As a result, no further action on the part of the shareholders of ForeFront will be required for the reincorporation or any of the above transactions to occur. This approval will become effective twenty days after we mail an information statement describing the action taken to our remaining shareholders.

In formulating its decision to pursue the Hisense business and sell the golf business, our board of directors reviewed the characteristics of the electronics industry and the golf equipment industry with respect to their key operating characteristics, competitive landscape, comparable transactions, and comparable companies. Based on this review, our board of directors made the following observations:

•	the golf business has been experiencing recurring losses due to flattening industry-wide sales amounting to only approximately 1% annual industry growth;

•	ForeFront’s acquisition plan has not managed to arrest its losses;

•	ForeFront’s public company structure would likely generate more value in an industry that has a higher growth profile;

•	the Hisense businesses are currently profitable and have a growth profile that appears to provide for substantial profitability growth in both the short and long term;

•	the scalability of the Hisense business positions the enterprise well to be opportunistic and take advantage of acquisition opportunities, contributing further to its growth profile; and

•

the net value of the golf business is less than the debt owed by ForeFront to SVCH, arguing in favor of exchanging the business for a cancellation of the debt if the transaction resulted in the acquisition of an enterprise with no significant debt and a stronger growth profile.

In addition, our board of directors felt that the remaining portion of the $12.0 million equity financing initially contributed to Broadband Media by Stanford and anticipated to be contributed to ForeFront (BVI) via the Broadband Media merger would provide us with additional working capital for future growth and felt that having an independent source of liquidity from this capital infusion and from organic growth was far superior to the tight liquidity position of the golf business, which required regular draws on a line of credit provided to ForeFront by SVCH. Finally, our board of directors also believed that the experience, skills and resources contributed by the Hisense principals who are anticipated to join ForeFront’s management and board of directors would offer significant benefits towards implementing this strategic alternative.

We expect the transactions contemplated by the above agreements to be consummated in 2008. The closing of each of the above-referenced agreements is cross-conditioned on the substantially concurrent closing of each other agreement. The consummation of these transactions is subject to, among other things, the approval of our shareholders and certain Chinese governmental approvals.

On December 26, 2007, our board of directors also approved a one-for-five reverse stock split (the “Reverse Stock Split”) of the outstanding shares of our common stock, par value $0.001 per share. The Reverse Stock Split was required in the agreements as a condition to the closing of the transactions described above and will be effective prior to the closing date for these transactions.

General Development of Business

History

ForeFront and its subsidiaries design, decorate, market and distribute golf bags and accessories to on-course pro shops, off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate customers, original equipment manufacturers, international distributors and golf event sponsoring organizations primarily in the United States and Canada. We are based in Springfield, Tennessee and conduct substantially all of our operations in Springfield, Tennessee and Monroe, North Carolina.

ForeFront is the successor to Greenhold Group, Inc. (“GGI”), which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, ForeFront entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into ForeFront. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). SVCH, prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of our common stock for an aggregate cash investment of $4,500,000 funded between October 2004 and January 2005. As a result of these transactions, SVCH became our controlling shareholder.

On December 5, 2005, we effected a one-for-two reverse split of our common stock. All common share and per share amounts presented in this Annual Report have been retroactively adjusted to reflect the reverse stock split.

Since the completion of the transactions described above, SVCH has transferred its interests in ForeFront to Stanford. Stanford has entered into several securities purchase agreements with ForeFront whereby it has invested an aggregate of $23,500,000 and owns 81.6% of our issued and outstanding common stock at March 18, 2008. In addition, as of March 18, 2008, we have borrowed an additional $21,391,629, including interest, from SVCH through a $32,500,000 credit facility.

Our executive offices are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. Our telephone number is (615) 384-1286. Our website is www.forefrontgolf.com.

Brands / Products

We sell most of our golf bags under the Datrek and Burton brand names. We sell most of our golf accessories under the Miller brand name and most of our towels under the Devant and Sir Christopher Hatton brand names. Through the four key distribution channels that we serve, we offer a broad range of golf bags and accessories marketed under our brand names Datrek, Burton, Devant, Sir Christopher Hatton and Miller Golf, as well as licensed brands including NCAA, the Wilson/NFL team logos, the Ryder Cup, the PGA of America, the USGA and the LPGA.

We differentiate our golf bag brands as follows:

•

The Burton brand appeals to higher income, more brand conscious consumers by offering stylish yet traditional innovation and recognized quality at higher than average price points. Burton is sold primarily to on-course retailers.

•

The Datrek brand is an upscale mass market product that emphasizes trendy, sporty styles appealing to a more active audience. Price points are above average and the products are sold primarily to off-course retailers, where the Datrek brand enjoys the leading market share. It is also a leading brand in our corporate and premium channel.

•

We invest in both golf bag brands to generate market-leading products via new designs, materials and technology. New technology includes a proprietary stand bag system and carry system, along with hybrid (part stand/cart bag) bag technology.

In addition, we have multiple licensing agreements with the NCAA that include over 100 colleges and universities. These agreements are typically for one-year terms and are renewable each year at both parties’ discretion. We have generally been successful in securing these renewals. During 2007, we paid an average royalty of 8.8% of sales from the sale of golf bags, shoe bags, towels, head covers and other golf accessories decorated with college logos and athletic team mascots. These products are primarily marketed at sporting goods stores, mass merchandisers and golf pro shops located in close proximity to these colleges. For certain schools with a national following, these licensed products’ popularity extends beyond the colleges’ geographical location.

In October 2005, we entered into a three-year exclusive license agreement to distribute Wilson/NFL team logo golf bags through all of our distribution channels. As part of this agreement, we pay Wilson/NFL a 30% premium on the material cost of the bags, which includes the royalty that Wilson/NFL is required to pay the NFL.

We believe that one of the important factors that differentiate us from our competitors’ offerings is our multiple brands of golf products that include golf bags, tees, ball markers, bag tags, divot tools, towels, umbrellas, head covers, sport luggage, travel covers, tournament gifts and awards and other golf accessories. The availability of high quality branded and decorated products enables us to position the company as a broad-based product and service supplier to the distribution channels that we serve. Our golf bag and accessory products are especially important in the On-Course channel, where partnering with a vendor that offers a broad array of quality products is important to the golf professionals who manage golf course pro shops.

Our Devant Sport Towel and Sir Christopher Hatton brands offer a wide array of high quality custom golf towels. Golf towels are used by most golfers for club and ball cleaning during play and are typically logoed. This product line enhances our golf accessory portfolio, particularly for the On-Course and Premium distribution channels.

We also have several Premium and OEM programs. Under our Premium program, we design, source and distribute golf bags and other golf accessories for various companies and decorate these products with the corporate logos of these companies. Under our OEM program, we source and distribute golf bags and other golf accessories directly to companies that resell these products under their own brand names.

Customers

During 2007, we sold to an aggregate of approximately 6,600 customers. No one customer accounted for more than 10% of our sales in 2007 or 2006.

Suppliers

We obtain our golf bags fully assembled from suppliers in the Asia Pacific region. Two of these suppliers, Mortex Sports Limited and Chenterlon, Inc., made up 18% and 17%, respectively, of our 2007 inventory purchases. Prior to the fourth quarter of 2006, we obtained most of our golf bags unassembled and assembled them in the U.S. We distribute substantially all of our golf bags from our Springfield, Tennessee facility and our towels from our Monroe, North Carolina facility. We purchase our other golf accessories, including head covers, towels, and travel covers from suppliers in the U.S. and abroad. We also have the capability to embroider golf bags, golf towels and other accessories in our two facilities. We denominate substantially all of our purchase orders in U.S. dollars. Our suppliers generally ship goods on the basis of open credit terms or payment upon the acceptance of goods by us.

Competition

The golf bag and accessory markets in which we compete are highly competitive and are served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. Our major domestic competitors in the golf bag market are TaylorMade, Titleist, Ping, Callaway, Nike, Sun Mountain, Ogio and Bag Boy. These competitors have established significant market shares in the golf bag business. We believe the golf accessory market to be highly fragmented, with no one supplier having a dominant market share.

For golf bags and other golf accessories, we compete on the basis of product quality, features, performance, innovation, customer service and responsiveness to consumer preferences and price.

A recent trend in the golf bag and accessory market is a significant increase in the market share being captured by national, multi-location golf specialty retailers, such as Golfsmith and Golf Galaxy, and sporting goods chains, such as Dick’s Sporting Goods and The Sports Authority. This trend has resulted in a reduction of our off-course sales to smaller, independent retail stores which have historically been our principal sales channel in the off-course sales market. The large golf specialty stores and sporting goods chains have greater financial resources and generally purchase golf bags and accessory products in bulk from overseas vendors that can supply products at discounted prices. In addition, we also face increased competition from these sporting goods chains that compete directly with us in numerous markets with their own private label products. In addition, these large golf specialty stores and sporting goods chains have begun reintroducing formerly independent brands as their own house brands. This trend toward an increase of retailers offering a limited assortment of private label products is a significant trend in our industry.

Intellectual Property / Licenses

We own various trademark and patent rights including the proprietary rights in the Datrek, Miller Golf, Burton, Devant and Sir Christopher Hatton trade names. We also hold various patents including a divided golf bag top and various golf bag designs.

We have multiple licensing agreements with the NCAA that include over 100 colleges and universities. These agreements are typically for one-year terms and are renewable each year at both parties’ discretion. We have generally been successful in securing these renewals. Our NCAA line includes golf bags, shoe bags, towels, head covers and other golf accessories decorated with college logos and athletic team mascots. During 2007, we paid an average of 8.8% of sales from the sale of products governed by the NCAA agreements.

In October 2005, we entered into a three-year exclusive license agreement to distribute Wilson/NFL team logo golf bags. As part of this agreement, we pay Wilson/NFL a 30% premium on the material cost of the bags, which includes the royalty that Wilson/NFL is required to pay the NFL.

Facilities

Our principal executive offices and our primary warehousing and distribution center are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. This facility, which includes approximately 14.06 acres, is pursuant to a lease through July 31, 2008, entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $54,646. We have an additional lease agreement for the executive offices, pursuant to a lease with a term from August 1, 2008 through October 31, 2008. This lease provides for monthly rent payments in the amount of $16,667. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Through September 21, 2007, Deborah Ryan was a member of our board of directors; Ms. Ryan was also Executive Vice President of Datrek Brand Management until her separation from us on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from us on May 26, 2006.

At the expiration of our current Springfield, Tennessee lease in July 2008, we will be relocating our production and warehouse facility to Baldwyn, Mississippi and our executive offices to the Nashville, Tennessee market. We are currently negotiating the lease on the new Baldwyn distribution center. The developer of this center is an affiliate of SVCH. This distribution center is expected to be fully operational by July 31, 2008. We are also reviewing several lease properties in the Nashville, Tennessee market for our new administrative, operations, finance and executive offices. We expect to relocate to a new Nashville-area location no later than October 31, 2008.

We currently expect that the combined occupancy costs of the new distribution center and the new executive office will not significantly exceed our current occupancy costs for our Springfield, Tennessee facility.

The ForeFront Devant facility, including a production, warehousing and distribution center, is located at 3011 Walkup Avenue, Monroe, North Carolina 28110. We lease this facility, which includes approximately 50,000 square feet, pursuant to a four-year lease agreement, beginning December 3, 2006, entered into with Jimini, a real estate holding partnership. The lease provides for current monthly rent payments in the amount of $16,750, plus taxes and insurance. A former principal officer of ForeFront Devant is the principal shareholder of Jimini.

The ForeFront Burton facility, including assembly, warehousing and a distribution center, is located at 654 Anchors Street, Fort Walton Beach, Florida 32548. We temporarily leased an approximate 30,000 square foot portion of this facility, pursuant to a lease agreement through June 30, 2007, entered into with Burton. The lease provided for monthly rent payments in the amount of $14,000, plus taxes and insurance. We vacated this facility during July 2007. A senior vice president of ForeFront Group is also a shareholder of Burton.

Employees

At December 31, 2007, we had 147 employees, including 29 in sales, 89 in operations and customer service, and 29 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, we are filing annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549 on official business days between the hours of 10 a.m. to 3 p.m. Eastern time. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Item 1A.	Risk Factors

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

Risks Related to the Reorganization Plan

The Reorganization Plan is subject to certain conditions to completion that could result in the Reorganization Plan not being consummated or being delayed, either of which could negatively impact the market price of our common stock and ForeFront’s future business and operating results.

Consummation of each of the agreements entered into as part of the Reorganization Plan transactions is subject to a number of customary conditions that must be satisfied before the transactions contemplated by that agreement will be completed, including receipt of certain approvals of the Acquisition Agreements by the Chinese government. Because each of the Reorganization Plan transactions are cross-conditioned on the substantial concurrent closing of all of the transactions, the failure to satisfy any of the conditions in any of these agreements could cause the Reorganization Plan to be terminated. As a result, we cannot assure you that we will be able to complete the Reorganization Plan. If we fail to complete the Reorganization Plan or delay in effecting such completion, the resulting negative perception could negatively impact the market price of our common stock as well as confidence in our business, which could negatively impact our operating results.

If the Reorganization Plan is not completed, the announcement and pendency of the Reorganization Plan could impact or cause disruptions in our business, which could have an adverse effect on our business and operating results.

The announcement and pendency of the Reorganization Plan could have an adverse effect on our business and operating results, which could adversely affect shareholder value if we fail to complete the Reorganization Plan. Among other things:

•	our employees may experience uncertainty about their future roles, which may adversely affect our ability to retain and motivate key personnel and other employees;

•

the distraction of our management and employees from day-to-day operations, because matters related to the Reorganization Plan and transaction-related considerations may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•	distributors, vendors, suppliers and customers may seek to modify or terminate their business relationships with us; or

•

the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the Reorganization Plan could result in a negative perception by the stock market of us generally and a resulting decline in the market price of our common stock;

In addition, we would not realize any of the expected benefits of having completed the Reorganization Plan. If the Reorganization Plan is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price.

We have incurred and will continue to incur significant transaction costs in connection with the Reorganization Plan, most of which will be required to be paid even if the Reorganization Plan is not completed.

We and ForeFront (BVI) have incurred and will continue to incur significant transaction costs in connection with the Reorganization Plan. These costs are primarily associated with the fees of accountants, attorneys and advisors. Almost all of these costs will be paid by the party incurring the cost even if the Reorganization Plan is not completed. The payment of these costs without the completion of the Reorganization Plan is likely to have a material and adverse effect on our operating results and financial condition.

After the Reorganization Plan is completed, Hisense and its affiliates will control ForeFront (BVI) and ForeFront shareholders will be unable to influence management.

After the Reorganization Plan is completed, Hisense and its affiliates will control 80% of the outstanding ForeFront (BVI) ordinary shares. Consequently, current ForeFront shareholders will have no meaningful influence over the management and policies of ForeFront (BVI). Hisense and its affiliates will be able to influence the outcome of shareholder votes, including votes concerning amendments to our articles of association, bylaws and other organizational documents, as well as the approval of significant corporate transactions like a merger or sale of our assets. In addition, Hisense and its affiliates will control the election of our board of directors. This controlling influence could have the effect of delaying or preventing a change in control or other corporate action, even if our other shareholders believe such action is in their best interests.

The ordinary shares of ForeFront (BVI) to be received by our shareholders as a result of the Reincorporation Transactions will have different rights from the shares of our common stock.

Our shareholders will become ForeFront (BVI) shareholders, and their rights as shareholders will be governed by the British Virgin Islands Business Companies Act (the “BVI Act”), the Memorandum of Association and the Articles of Association of ForeFront (BVI). The rights of ForeFront (BVI) shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibility of the directors under British Virgin Islands law are governed by the BVI Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands, as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of shareholders and the fiduciary responsibilities of directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states have more fully developed and judicially interpreted bodies of corporate law.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of the ability to protect their interests.

British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to recognize or enforce against us judgments of courts in the United States based on certain liability provisions of U.S. securities law; and to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain liability provisions of U.S. securities laws that are penal in nature.

The laws of the British Virgin Islands provide little protection for minority shareholders, so minority shareholders will have little or no recourse if these shareholders are dissatisfied with the conduct of our affairs.

Under the laws of the British Virgin Islands, there is some statutory law for the protection of minority shareholders under the Act. The principal protection under statutory law is that shareholders may bring an action to enforce ForeFront (BVI)’s Memorandum of Association and the Articles of Association. The BVI Act sets forth the procedure to bring such a claim. Shareholders are entitled to have the affairs of the company conducted in accordance with the general law and the Memorandum of Association and the Articles of Association. Companies are not obligated to appoint an independent auditor and shareholders are not entitled under the BVI Act to receive the audited financial statements.

Risks Related to Our Business

We have a history of losses and we are uncertain as to its effect on future profitability of our company.

We incurred operating losses of approximately $13.4 million and $8.2 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, our accumulated deficit was approximately $35.1 million. We may continue to incur operating losses and such losses may be substantial. Our ability to generate and sustain significant additional revenues or achieve profitability will depend, in part, upon the factors discussed elsewhere in this “Risk Factors” section.

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

We have historically financed all of our operations through private equity financings, line of credit borrowings and cash flow from operations. Although recent cash flow from operations and the funds raised through our recent bank borrowings, our recent borrowings under our credit facility with SVCH and sales of our capital stock to Stanford have been sufficient for our immediate needs, we may be required to raise additional capital in order to grow our business. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our shareholders. We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products to customers, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

We have a substantial amount of debt, our future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

We are a highly leveraged company. As of December 31, 2007, the aggregate amount of our outstanding indebtedness, including capital leases, was approximately $23.0 million and our total shareholders’ equity was negative $8.2 million. Our leveraged financial position means:

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

The terms of our line of credit with FCC impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise benefit us without obtaining consent from our lender. In addition, this line of credit is secured by a first priority security interest in substantially all of our assets. In the event of our insolvency, liquidation, dissolution or reorganization, our lender would be entitled to payment in full from our assets before distributions, if any, were made to our shareholders.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and efforts of existing key management and sales and marketing personnel who may not be obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees. Increases in wages or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer. We do not maintain key man life insurance with respect to any of these key individuals. Also, with the exception of J. Stan Harris and Richard A. Oleksyk, the Chief Executive Officer and President and Chief Operating Officer, respectively, of ForeFront Group, we do not have employment agreements with any of these key individuals.

If the reorganization of our sales teams is not successful, our sales and operating results could suffer.

In August 2007, we consolidated our Off-Course and On-Course sales groups into one sales team, comprised of company-employed territory managers and independent sales representatives. Previously, these groups functioned exclusively in either the Off-Course or On-Course channel. In addition, in January 2008, we combined this new sales team with some members of the sales team from ForeFront Devant. Previously, the ForeFront Devant sales team only serviced ForeFront Devant products. We believe that these combinations will allow us to create efficiencies in our sales efforts. If we are unable to capitalize on these efficiencies, or if our customers are negatively impacted by this change, our sales and operating results could suffer.

Our dependence on third-party suppliers and materials could adversely affect our business.

We had two suppliers who accounted for approximately 35% of our product supply for the year ended December 31, 2007. The loss or disruption of the supply from these suppliers could result in significant delays in delivering products to our customers and materially affect our business. Suppliers may become insolvent and unable to fulfill their obligations to us. In addition, a significant portion of the products that we purchase are manufactured abroad. A supplier could discontinue selling products to us at any time for reasons that may or may not be in our control. We believe that suitable materials for our products could be obtained from other manufacturers in the event our regular suppliers (because of financial difficulties or otherwise) are unable or fail to provide suitable components. However, there could be a significant production delay or disruption caused by the inability of current suppliers to deliver or the transition to other suppliers, which in turn could have a material adverse impact on our results of operations. Given the long lead times on much of our overseas supply of products, if we did experience any such delays or interruptions, there is no assurance that we would be able to obtain adequate alternative supply on favorable terms or without significant disruption to our business. Difficulties or delays in obtaining an adequate supply of products on favorable terms could impair our ability to fulfill orders from our customers on a timely basis and have a material adverse affect on our sales and our results of operations.

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

Our business is subject to the risk that the value of our inventory will be affected adversely by product changes affecting the usefulness or desirability of the products comprising the inventory. We take various actions, including monitoring our inventory levels and controlling the timing of purchases to reduce our inventory risk. In addition, suppliers may become insolvent and unable to fulfill their obligations to us. We are subject to the risk that our inventory may decline in value. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and the risk of inventory obsolescence.

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

We plan our supply chain needs based upon the forecasted demand for our products. We base our estimates of demand on a number of factors, primarily our expectations of consumer demand. However, actual demand for such products may exceed or be less than forecasted demand. If we are unable to produce sufficient quantities of new products in time to fulfill actual demand, especially during our traditional busy season, it could limit our sales and adversely affect our financial performance. In addition, we invest in various supply chain inputs for varying periods of time, which can limit our ability to quickly react if actual demand is less than forecasted demand. This could result in less than optimum capacity usage and/or excess inventories and related obsolescence charges that could adversely affect our financial performance. In addition, if we were to experience delays, difficulties or increased costs in our distribution of golf bags or golf accessories, including procuring new products needed to replace current products, our future golf bag or golf accessory sales could be adversely affected.

Our systems may be subject to disruptions that could adversely affect our business and reputation.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions. We rely heavily on our payroll, financial, accounting and other data processing systems. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers, regulatory intervention or damage to our reputation. We do not currently have a formalized disaster recovery plan in place. Interim procedures have been established to protect against potential disasters and the preparation of a formalized disaster recovery plan is currently in process. This formalized disaster recovery plan is expected to be fully implemented by July 2008. In the event of a catastrophic occurrence, our disaster recovery plan or procedures may not be successful in preventing the loss of customer data, service interruptions, disruptions to our operations, or damage to our facilities.

We have international sales and are exposed to currency exchange rate fluctuations.

Approximately 5% of our sales are conducted in Canadian dollars. Conducting business in such currency exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

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

We acquire a substantial portion of our products from international markets and are indirectly exposed to currency exchange rate fluctuations.

We purchase substantially all of our golf bags from overseas vendors, primarily in Southeast Asia. While we conduct this business in U.S. dollars, we are indirectly exposed to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Recent adverse changes in the exchange rate for U.S. dollars and/or significant unanticipated changes in foreign currency exchange rates may make it more difficult for us to purchase these products at prices that will allow us to achieve desirable gross margins and our financial results could be negatively impacted.

We cannot provide assurance as to the level of protection trademarks on specific brands or protective patents on specific designs and processes will afford us with respect to some brands and products, and if we fail to enjoy adequate protection, our business could be materially adversely affected.

We cannot provide assurance as to the breadth or degree of protection which existing or future trademarks and patents, if any, may afford us, that the parties from whom we have licensed or otherwise acquired trademark and/or patent rights, proprietary rights and technology have full rights to those brands, patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors.

We must devote resources to developing competitive new products, which adversely impacts our cash flows and provides no guarantee of success.

We cannot provide assurance that we will be successful in developing competitive new products and/or improving existing products so that our products remain competitive and avoid obsolescence. In addition, whether or not successful, these efforts place stress on our cash flows which could have a material adverse effect on our business.

Difficulties presented by international economic, political, legal, accounting and business conditions could harm our business in international markets.

For the year ended December 31, 2007, approximately 9.1% of our total revenue was generated in countries outside of the United States, primarily in Canada. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical infrastructure; and

•	challenges in staffing and managing foreign operations.

Any one or more of these factors could materially and adversely affect our business.

Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned.

In 2006, we acquired Burton and Devant. We may continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;

•	difficulty maintaining relationships with important third parties, including those relating to marketing alliances and providing preferred partner status and favorable pricing;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain and motivate management and other key personnel of the acquired businesses;

•	exposure to unforeseen liabilities of acquired companies;

•	potential costly and time-consuming litigation, including shareholder lawsuits;

•

potential issuance of securities to equity holders of the company being acquired with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our common shareholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

As a result of these or other problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.

Any of these risks can be greater if an acquisition is large relative to the size of our company. Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

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

The premium golf bag business is highly competitive and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. There are a number of well-established and well-financed competitors, including TaylorMade, Titleist, Ping, Callaway, Nike, Sun Mountain, Ogio and Bag Boy. New product introductions, price reductions, extended payment terms and “close-outs” (including close-outs of products that were recently commercially successful) by competitors continue to generate increased market competition. While we believe that our products and our marketing efforts continue to be competitive, there can be no assurance that successful marketing activities, discounted pricing, extended payment terms or new product introductions by competitors will not negatively impact our future sales.

The distribution and sales channels for golf products and accessories are highly fragmented and intensely competitive. In addition, many of our distribution channels, including traditional sporting goods stores and chains; mass merchandisers, discount and department stores, such as Wal-Mart, Kmart and Target; golf specialty shops, such as Golfsmith and Golf Galaxy; sporting goods superstores, such as Dick’s Sporting Goods and The Sports Authority, have introduced and continue to significantly grow their own private label lines of golf bags and accessories. This trend has resulted in a reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales channel in the off-course sales market. The large golf specialty stores and sporting goods chains have greater financial resources and generally purchase their own private label golf bag and accessory products in large quantities from overseas vendors. In addition, these large golf specialty stores and sporting goods chains have begun reintroducing formerly independent brands as their own house brands. Further, catalog and Internet-based retailers, such as Golfsmith.com and Nike.com, increase the competitiveness within the market.

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

The markets for our golf bags and accessories are characterized by constant product innovation and changing consumer preferences. We believe that our success depends in large part on our ability to anticipate, gauge and respond to changing consumer demands in a timely manner and to continually appeal to consumers of the ForeFront brands and like-minded individuals. We must develop new products, and update our core products, to meet these changing consumer preferences. Any failure by us to offer products that respond to changing consumer preferences, or a shift in consumer preferences away from our products, could adversely affect retail and consumer acceptance of our products and have an adverse affect on our sales and our results of operations. In addition, because we often make commitments to purchase products from our suppliers several months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock slow-moving products and be forced to take inventory write-downs that could have a negative impact on our profitability.

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

In addition to the effects of product cycles described above, our business is also subject to the effects of seasonal fluctuations. Our first and second quarter sales generally represent our sell-in of our products for the new golf season. Our third quarter sales represent re-order business of the bag and accessory products and the beginning of the collegiate sales season. Sales during the third quarter therefore are significantly affected not only by the sell-through of our products that were sold into the channel during the first and second quarters but also by the sell-through of the products of our competitors. Our sales during the fourth quarter, and in the third quarter to a lesser degree, of bags and accessories are generally significantly less than the other quarters because, generally, in certain markets fewer people are playing golf during that time of year due to cold weather. If we miscalculate the demand for our products generally or for our product mix during our peak periods, our net sales could decline, resulting in excess inventory, which could harm our financial performance.

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

Our industry is experiencing a flattening in activity which could result in a reduction in our revenues and have a material adverse impact on our results of operations.

During 2006 and 2007, our management has observed a flattening of the market for golf-based products and services resulting from a decrease in golf playing activity as evidenced by the decrease in golf course openings and increase in golf course closures. Specifically, in a Golf Industry Fall Report issued by Merriman, Curhan & Ford in December 2007, a survey of responses from approximately 45 golfing facilities in four different geographic regions of the United States revealed that 64% of the respondents categorized merchandise sales to be either flat or down versus the prior year, and 68% of the same respondents indicated that their inventory levels were flat to up versus the prior year. The general consensus in the industry is that the demand for golf is softening due to (a) economic downturns resulting in consumers electing to engage in less costly recreational activities and (b) consumers electing to devote their available time to other activities such as spending additional time with families. This trend could have a material adverse impact on our ability to generate revenues and, accordingly, have a material adverse impact on our results of operations.

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

Our net sales and results of operations have fluctuated in the past and will likely vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. The market price at which our common stock trades may be influenced by many factors, including:

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

As of the date of this filing, our shares of common stock are traded on the Pink Sheets, LLC (the “Pink Sheets”). Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter securities in real-time. Our listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. Therefore, our shares of common stock currently have only a limited trading market. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

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

At March 18, 2008, Stanford owns approximately 82% of our voting securities. Therefore, Stanford is able to determine the outcome of shareholder votes, including votes concerning the election of directors, amendments to our articles of incorporation and bylaws, and the approval of significant corporate transactions like a merger or sale of our assets. Although none of our directors or officers are affiliated with Stanford or has any relationships with Stanford, Stanford is able to control the election of the board of directors. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our other shareholders believe it is in their best interest.

We may issue additional shares of preferred or common stock that could defer a change of control or dilute the interests of our common shareholders and our charter documents could defer a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares or your ability to sell your shares of common stock.

Our articles of incorporation permit our board of directors to issue up to 7,500,000 shares of preferred stock. At December 31, 2007, none of these shares were issued and outstanding. Additional shares of preferred stock, if issued, could contain dividend, liquidation, conversion, voting or other rights which could adversely affect the rights of our common shareholders and which could also be utilized, under some circumstances, as a method of discouraging, delaying or preventing a change in control. Provisions of our articles of incorporation, bylaws and Florida law could make it more difficult for a third party to acquire us, even if many of our shareholders believe it is in their best interest. These provisions may decrease your ability to sell your shares of our common stock.

In addition, the Reorganization Plan contemplates the issuance of a significant amount of our capital stock and significant dilution to our existing shareholders. Ultimately, upon conclusion of the Reincorporation Transaction, the Golf Sale Transaction and the transactions contemplated in the Acquisition Proposals, the current shareholders of ForeFront, excluding Stanford, will hold 1.8% of the outstanding ordinary shares of ForeFront (BVI). The transferors of the new broadband multimedia business being acquired in the Acquisition Proposals will receive 80.0% in the aggregate of the anticipated outstanding ordinary shares of ForeFront (BVI). Stanford’s holdings in ForeFront (BVI) will ultimately comprise 18.2% of ForeFront (BVI)’s outstanding ordinary shares, including common stock equivalents equal to 4.2% of the outstanding ordinary shares of ForeFront (BVI), one-half of which are anticipated to be transferred to certain employees of an affiliate of Stanford.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of the shares of common stock only upon the sale of the shares.

We have no intention in the foreseeable future to pay any cash dividends on our common stock. Furthermore, in accordance with the terms of our debt, we may not pay cash or stock dividends without the written consent of SVCH. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

Delinquent filings could prohibit timely information from being reported.

During 2007, we were delinquent in filing our required documents with the SEC. While our management evaluated the ramifications of these delinquencies and concluded that the underlying reasons were necessary, timely information regarding our company was not publicly available. This lack of public information could decrease the market value of our common stock. In addition, this delinquency in our filing requirements with the SEC resulted in our common stock being removed from quotation from the OTC Bulletin Board and subjects us to a more comprehensive disclosure regimen to the extent we file a registration statement with the SEC.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices and our primary warehousing and distribution center are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. This facility, which includes approximately 14.06 acres, is pursuant to a lease through July 31, 2008, entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $54,646. We have an additional lease agreement for the executive offices, pursuant to a lease with a term from August 1, 2008 through October 31, 2008. This lease provides for monthly rent payments in the amount of $16,667. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Through September 21, 2007, Deborah Ryan was a member of our board of directors; Ms. Ryan was also Executive Vice President of Datrek Brand Management until her separation from us on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from us on May 26, 2006.

At the expiration of our current Springfield, Tennessee lease in July 2008, we will be relocating our production and warehouse facility to Baldwyn, Mississippi and our executive offices to the Nashville, Tennessee market. We are currently negotiating the lease on the new Baldwyn distribution center. The developer of this center is an affiliate of SVCH. This distribution center is expected to be fully operational by July 31, 2008. We are also reviewing several lease properties in the Nashville, Tennessee market for our new administrative, operations, finance and executive offices. We expect to relocate to a new Nashville-area location no later than October 31, 2008.

We currently expect that the combined occupancy costs of the new distribution center and the new executive office will not significantly exceed our current occupancy costs for our Springfield, Tennessee facility.

The ForeFront Devant facility, including a production, warehousing and distribution center, is located at 3011 Walkup Avenue, Monroe, North Carolina 28110. We lease this facility, which includes approximately 50,000 square feet, pursuant to a four-year lease agreement, beginning December 3, 2006, entered into with Jimini, a real estate holding partnership. The lease provides for current monthly rent payments in the amount of $16,750, plus taxes and insurance. A former principal officer of ForeFront Devant is the principal shareholder of Jimini.

The ForeFront Burton facility, including assembly, warehousing and a distribution center, is located at 654 Anchors Street, Fort Walton Beach, Florida 32548. We temporarily leased an approximate 30,000 square foot portion of this facility, pursuant to a lease agreement through June 30, 2007, entered into with Burton. The lease provided for monthly rent payments in the amount of $14,000, plus taxes and insurance. We vacated this facility during July 2007. A senior vice president of ForeFront Group is also a shareholder of Burton.

In the opinion of management, the properties described above are adequately covered by insurance.

Item 3.	Legal Proceedings

Incident to our business activities, we may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We vigorously defend all matters in which we are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuers Purchases of Equity Securities

Market Information

As of the date of this filing, our shares of common stock are traded on the Pink Sheets under the symbol “FOFH.” Prior to November 12, 2001, we were not aware of any established trading market for our securities. From November 12, 2001 through May 21, 2007, our common stock was listed for quotation on the OTC Bulletin Board (“OTCBB”). Due to our previous delinquent status with respect to our periodic filings with the SEC, our common stock was removed from quotation from the OTCBB on May 21, 2007. On May 22, 2007, our common stock began trading on the Pink Sheets. The prices set forth below reflect the range of high and low bid prices per share in each of the quarters of fiscal 2007 and 2006 as reported by the OTCBB and the Pink Sheets for the applicable time periods and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.*

	2007		2006
	High	Low	High	Low
First Quarter	$1.05	$0.60	$4.00	$0.51
Second Quarter	$0.80	$0.60	$3.00	$1.50
Third Quarter	$0.70	$0.60	$2.50	$1.50
Fourth Quarter	$0.70	$0.51	$2.00	$0.51

*	We effectuated a one-for-two reverse stock split effective as of December 5, 2005. The prices set forth above reflect this reverse stock split.

Holders

As of March 18, 2008, there were 56 holders of record of our common stock. The closing sales price for our common stock on March 18, 2008, the last reported trade date on the Pink Sheets, was $0.55.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	241,500	$1.92	758,500
Equity compensation plans not approved by security holders:	0	$0.00	0

Total	241,500	$1.92	758,500

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

Under the Purchase Agreement, two shares of Series B Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Stanford acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

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

Under the Amendment each share of Series C Preferred Stock is convertible into one share of our common stock and is entitled to one vote per share. Under the terms of the Amendment, through December 31, 2006, Stanford acquired (in various tranches) all of the Series C Preferred Stock shares and all of the Series C Warrants. These Warrants were exercised between January 2007 and March 2007.

On December 21, 2007, Stanford converted all of its Series A, Series B and Series C Preferred Stock shares into 4,750,000 shares of our common stock.

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

If we do not file the registration statements on a timely basis or maintain an effective registration statement once it is declared effective, we must issue upon default and each month thereafter that the registration statement is not filed or maintained effective, warrants to purchase a number of shares of common stock equal to the number of shares of preferred stock held by the investors, including SVCH, as liquidating damages. The registration statement does not provide for any cash settlement alternative and the default may only be cured or settled by delivering a fixed number of warrants or shares of our common stock to these shareholders. The shares issuable as liquidated damages are applicable until such time as the shares to be registered may be sold under Rule 144.

The offer and sale of our securities was exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made during the year ended December 31, 2007 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/1/2007-9/30/2007	1,100,000	$0.30	—	—
10/1/2007-10/31/2007	—	—	—	—
11/1/2007-11/30/2007	—	—	—	—
12/1/2007-12/31/2007	—	—	—	—

In addition, as discussed further in Item 7. below, on September 21, 2007, as part of two settlement transactions, we redeemed 500,000 shares of our common stock that were previously issued as partial consideration in our acquisitions of the net assets of Burton and Devant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of our financial condition and results of operations for our fiscal years ending December 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. You should review the “Forward-Looking Statements” and “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results in future periods to differ materially from the results contemplated by the forward-looking statements contained herein.

Overview

ForeFront and its subsidiaries design, decorate, market and distribute golf bags and accessories to on-course pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate premium customers and golf event sponsoring organizations, primarily in the United States and Canada. We believe we have developed a reputation with our consumers for delivering consistent value on quality products. We conduct substantially all of our operations in Springfield, Tennessee and Monroe, North Carolina.

Summary of 2007 Results

Net sales increased by $10.1 million or 33.7% in 2007 from 2006 due to increases in sales from the acquisitions of Devant and Burton products of $6.8 million and $5.6 million, respectively, partially offset by decreases primarily in sales of Datrek and Miller products of $2.3 million. Excluding the sales of Devant and Burton products attributable to a full year of consolidation of $6.7 million and $5.4 million, respectively, net sales decreased by $2.0 million. As previously discussed, the golf bag and accessories market appears to be experiencing a period of flattening demand. We anticipate that this trend will continue into 2008 resulting in a continuation of flattened or decreasing sales activity and associated revenues. Loss from operations increased to a loss of $13.4 million in 2007 from a loss of $8.2 million in 2006. The increased loss was primarily due to a $3.7 million increase in operating expenses and a $1.4 million decrease in gross margin. The increase in operating expenses was driven by $2.6 million in increased expense attributed to ForeFront Devant and higher amortization expense of $0.9 million associated with the customer lists acquired in our purchases of the net assets of Burton and Devant. As discussed further below, the decrease in gross margin was driven by an impairment loss on older, slow-moving inventory of $2.9 million. Net cash used in operations in 2007 was $9.5 million compared to a use of cash of $8.6 million in 2006. Cash balances decreased $0.4 million during 2007. The decrease in cash balances principally resulted from the increased loss, offset by borrowings under our credit facility with SVCH.

Recent Developments

Reorganization Transactions

On December 27, 2007, we organized a wholly-owned subsidiary formed under the laws of the British Virgin Islands known as ForeFront (BVI). On December 31, 2007, we entered into a series of agreements providing for a reorganization of our operations pursuant to which we will sell to SVCH our current business of designing, marketing and distributing golf accessories to the golf industry (the “Golf Business”) and acquire the optical transceiver business and the contract rights, customer lists, intellectual property, employees and certain other property and intangibles necessary to allow ForeFront (BVI) to acquire the cable set-top box and broadband multimedia business of Ligent International, Inc., Ligent Photonics, Inc. and Qingdao Hisense Electric Ltd., subsidiaries of Hisense Co. Ltd., a Chinese electronics manufacturer, and Ligent International, Inc. (the “New Business”). The New Business is anticipated to sell optical transceivers to equipment manufacturers in the U.S., China and elsewhere. Optical transceivers convert fiber optic transmissions into electronic signals and are key components in fiber to home equipment. The broadband multimedia technology business designs, develops and sells set-top boxes and broadband communication products for the home. Its customers are cable companies throughout China. We anticipate that the New Business will focus on the convergence of these broadband multimedia technologies to enable expanded high definition video service to the consumer at reduced costs. At the closing, in connection with these transactions, we also intend to reincorporate in the British Virgin Islands by merging with and into ForeFront (BVI). For more information on this Reorganization Plan, see “Business - Recent Developments - Plan of Reorganization”.

Settlement Transactions

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

In addition, we entered into an agreement (the “Burton Amendment”) amending that certain Asset Purchase Agreement dated as of September 16, 2006 by and between us, Burton and its principal shareholders (the “Burton Purchase Agreement”). Pursuant to the Burton Amendment, the following transactions (collectively, the “Burton Transactions”) were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Burton pursuant to the Burton Purchase Agreement, (b) outstanding promissory notes executed in connection with the Burton Purchase Agreement were cancelled and returned by Burton to us and a new promissory note in the amount of $1,500,000 was issued by us to Burton, (c) we paid to Burton all unpaid interest on an existing promissory note accrued from July 1, 2007 through the date of the Burton Amendment, (d) a Guaranty Agreement dated September 16, 2007 made by us in favor of Burton was cancelled and (e) certain other modifications to the Burton Purchase Agreement were effectuated.

Finally, we entered into an agreement (the “Devant Amendment”) amending that certain Asset Purchase Agreement dated as of December 20, 2006 by and between us, Devant and the Devant principal shareholders (the “Devant Purchase Agreement”). Pursuant to the Devant Amendment, the following transactions (collectively, the “Devant Transactions”) were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Devant pursuant to the Devant Purchase Agreement, (b) outstanding promissory notes executed in connection with the Devant Purchase Agreement were cancelled and returned by Devant to us and a new promissory note in the amount of $890,000 was issued by us to Devant, (c) we agreed to make certain payments on April 30, 2009 in the aggregate amount of $210,000 to certain ForeFront Devant employees, (d) a Guaranty Agreement dated December 20, 2006 made by us in favor of Devant was cancelled and (e) certain other modifications to the Devant Purchase Agreement were effectuated.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all of our outstanding debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of March 18, 2008, borrowings under the SVCH facility, including interest, totaled $21,391,629. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes.

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

We purchased the net assets of Burton to increase our presence in the golf bag market. The acquisition of the net assets of Devant has allowed us to materially increase our market share of the golf towel market. We intend to continue the operations of the acquired assets, including the use of the acquired assets in the distribution of golf bags and golf towels, and the commercialization of the Burton and Devant brands, patents and trademarks. We expect these acquisitions to strengthen our sales and distribution capabilities and complement our existing product offerings.

We funded the cash portion of the acquisitions of Burton and Devant with borrowings under our line of credit with FCC and the proceeds of the sale of our preferred stock to Stanford.

Significant Trends, Developments and Uncertainties

During 2006 and 2007, we witnessed an increasing shift in the market as a result of national “big box” specialty golf stores and sporting goods chains displacing the independent stores that historically purchased our products. Also, the national specialty golf and sporting goods chains have developed proprietary branded golf bag and accessory products that they sell in preference to our products. In order to remain competitive inside the national stores, we must continue to be innovative in terms of product features and licensing. We believe that the trend towards consolidation into the national store chains will continue and that our share of the total Off-Course golf bag and accessory market will be constrained as a result.

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

Gross margin

Our overall gross margin in 2007 was 15.8%. As discussed further below, in 2007, we incurred an impairment loss on inventory of $2.9 million on older, slow-moving inventory. Not including this impairment loss, our gross margin in 2007 was 23.0%. To be successful, we need to increase product gross margin, which we believe is best achieved through increased product differentiation and lower infrastructure costs. Our long-term objective is to achieve gross margin, as a percentage of revenue, of 35% or better.

Operating expenses

Our operating expenses are driven largely by employee costs incurred from our marketing, sales, sales administration, executive and administrative functions. Other costs include travel expenses, participation in trade shows, advertising, royalty fees, professional costs and amortization of intangibles. As a result of our growth, overall operating expenses significantly increased in 2007 compared to 2006; however, our 2007 operating expenses, as a percent of revenue, were 49.1%, compared to 53.2% in 2006. As part of our ongoing efforts to control operating expenses, we continually review key functions and, with the benefit of anticipated synergy improvements from our acquisitions, expect our operating expenses to decrease as a percentage of sales. Our long-term objective is for operating expenses, as a percentage of revenue, to be in the range of 30% or better. Meeting this objective is dependent on our ability to increase revenue in the future, control our costs, and achieve the anticipated synergies of our combined companies.

Liquidity and cash flows

Due to the seasonality in product revenue, our cash position also varies from quarter to quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of potential increased inventory purchases and the risk of delays in product shipments and acceptances. The $32.5 million credit facility obtained from SVCH in fiscal 2007 is consistent with our goal to build our cash position to provide additional working capital and to improve our operational and strategic flexibility while at the same time lowering the business risk to shareholders. Sustained profitability over annual periods is our primary objective, which should improve our cash position and shareholder value.

Days sales outstanding

We closely review days sales outstanding (“DSO”) to evaluate our efficiency in collection of accounts receivable. Timely collection of receivables is critical to our liquidity. DSO were 62 days at December 31, 2007 compared with 64 days at December 31, 2006. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventory turns

We review inventory turns to measure our efficiency in managing our inventory. Inventory turns, calculated based on an annualized rolling three months, were 4.8 times and 2.8 times, at December 31, 2007 and 2006, respectively. Not including the impairment loss of 2.9 million discussed further below, inventory turns at December 31, 2007 would have been 3.3 times. This increase is a result of higher sales in the current year, while maintaining approximately the same inventory level as during the prior year. We are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Results of Operations - December 31, 2007 and 2006

The following table sets forth our consolidated results of operations and the percentage of net sales represented by each item for the periods indicated (in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net sales	$40,119	100.0%	$30,018	100.0%
Cost of sales	33,785	84.2	22,256	74.1

Gross margin	6,334	15.8	7,762	25.9

Operating expenses
Sales and marketing	9,474	23.6	8,471	28.2
General and administrative	10,217	25.5	7,496	25.0

Total operating expenses	19,691	49.1	15,967	53.2

Loss from operations	(13,357)	(33.3)	(8,205)	(27.3)

Other income (expense)
Interest expense	(1,501)	(3.7)	(995)	(3.3)
Minority interest	56	0.1	103	0.3
Other income (expense), net	(681)	(1.7)	2	0.0

Net other expense	(2,126)	(5.3)	(890)	(3.0)

Net loss	$(15,483)	(38.6)%	$(9,095)	(30.3)%

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with other operational and customer–focused performance metrics. The principal factors our management analyzes in evaluating our performance are changes in our sources of revenue and their related gross margins. As shown in the liquidity discussion below, to further evaluate the effectiveness of our operations and the strength of our financial position, management reviews our DSO and inventory turns for each period. These performance measures are non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheet, consolidated statements of operations or consolidated statements of cash flows, or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Comparison of the Year Ended December 31, 2007 and December 31, 2006

Net sales increased $10.1 million for the year ended December 31, 2007 to $40.1 million compared to $30.0 million during 2006. The sales increase was driven by increases in sales of Devant and Burton products of $6.8 million and $5.6 million, respectively, partially offset by other decreases, primarily in sales of Datrek and Miller products, of $2.3 million. Excluding the sales of Devant and Burton products attributable to a full year of consolidation of $6.7 million and $5.4 million, respectively, net sales decreased by $2.0 million. As previously discussed, the golf bag and accessories market appears to be experiencing a period of flattening demand. We anticipate that this trend will continue into 2008 resulting in a continuation of flattened or decreasing sales activity and associated revenues.

Sales information by product category for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007		2006
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$9,093,110	22.7%	$13,162,418	43.8%
Burton golf bags and travel covers	4,517,423	11.3	1,556,493	5.2
Miller and Burton accessories	3,397,378	8.5	3,363,625	11.2
NCAA golf bags and accessories	4,834,648	12.1	4,561,711	15.2
NFL golf bags	1,352,880	3.4	901,858	3.0
Premium / OEM / Internet	5,666,235	14.1	3,437,311	11.5
Devant and Sir Christopher Hatton towels	7,241,194	18.0	411,606	1.4
GolfLogix	1,719,803	4.3	—	0.0
ForeFront Crellin	400,584	1.0	1,368,603	4.6
Freight invoiced to customers	1,720,404	4.3	1,137,086	3.8
Other	175,804	0.4	117,155	0.4

Total	$40,119,463	100.0%	$30,017,866	100.0%

Burton sales are included as of the acquisition effective date of September 3, 2006. Devant and Sir Christopher Hatton sales are as of the acquisition effective date of December 3, 2006. ForeFront Crellin sales are as of the acquisition effective date of January 26, 2006 and through the dissolution date of June 30, 2007.

Sales of Datrek golf bags and travel covers decreased $4.1 million, or 30.9%, in 2007 compared to 2006. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores which have historically been our largest sales outlet due to the consolidation of the industry previously discussed. In addition, larger golf specialty stores and sporting goods chains have substantially increased purchases of their own private label golf bags and accessory products directly from overseas vendors. Our current year sales of Datrek products were also negatively impacted by new product offerings that were not widely embraced in the market. Sales of NCAA golf bags and accessories and NFL golf bags increased $0.3 million, or 6.0%, and $0.5 million, or 50.0%, respectively, for the 2007 fiscal year. Both of these increases are primarily attributable to the continued establishment of these products through our existing sales channels. Sales in Premium/OEM/Internet products increased $2.2 million, or 64.8%, in 2007. This increase was driven by OEM business we acquired as part of the Burton acquisition. During 2007, we had an exclusive worldwide distribution agreement to distribute the GolfLogix-Garmin GPS device, which provided $1.7 million in sales. This device measures distance to the hole or hazard on most golf courses in the U.S. and many others throughout the world utilizing GPS satellite technology. This exclusive distribution agreement expired in the fourth quarter of 2007. Freight invoiced to customers increased $0.6 million, or 51.3%, in 2007, correlating with the overall increase in sales. We will continue to pass through shipping costs to our customers as market conditions allow.

Cost of sales for the year ended December 31, 2007 increased by $11.5 million to $33.8 million, or 15.8% gross margin, as compared to $22.3 million, or 25.9% gross margin, for the year ended December 31, 2006. Included as part of our cost of sales are direct product costs comprised of material, labor and production overhead. Other costs include import duties, inbound and outbound transportation costs and warranty expenses. Included in cost of sales for 2007 is an impairment loss of $2.9 million on older, slow-moving inventory. Partially due to the industry factors discussed above, management’s estimates of our ability to efficiently and profitably sell through this older inventory, without impacting our newer product in existing sales channels, has changed. We are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future. Not including this impairment loss, our 2007 gross margin would have been 23.0% of sales. The decrease in gross margin of 2.9% is the result of continued pressure on pricing, due to the industry factors discussed above, as well as approximately $0.8 million of additional costs associated with the closure of the Fort Walton Beach, Florida facility.

Total operating expenses for the year ended December 31, 2007 were $19.7 million, compared to $16.0 million for the year ended December 31, 2006. Operating expenses are comprised of sales and marketing expense and general and administrative expense.

Sales and marketing expense includes the employee costs relating to our marketing, sales, sales administration and sales support employees. Other costs include the travel expense for our sales force, attendance at trade shows, advertising, telephone charges, product catalogs and royalty fees. Sales and marketing expense totaled $9.5 million, or 23.6% of net sales, for the year ended December 31, 2007, compared to $8.5 million, or 28.2% of net sales, for the year ended December 31, 2006. The decrease in sales and marketing expense as a percentage of net sales of 4.6% is primarily attributable to certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure, the restructuring of our sales group to combine our Off-Course and On-Course sales teams, and the prior year including $0.4 million of severance costs related to two former officers that were not incurred in the current year.

General and administrative expense includes salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative expense are corporate costs including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges and amortization of intangibles. General and administrative expense was $10.2 million, or 25.5% of net sales, for the year ended December 31, 2007 and $7.5 million, or 25.0% of net sales, for the year ended December 31, 2006. The principal reasons for this increase are the addition of expenses for ForeFront Devant of $1.1 million, higher amortization expense associated with the customer lists acquired in our purchases of the net assets of Burton and Devant of $0.9 million, severance expense related to three executive officers of ForeFront and one executive officer of ForeFront Devant of $0.8 million, additional bad debt expense of $0.4 million partially attributable to ForeFront Burton customers acquired, and legal and consulting costs of $0.3 million associated with the ForeFront (BVI) reorganization, as discussed elsewhere in this report. These increases are partially offset by certain efficiencies achieved by consolidating ForeFront Burton functions into our existing infrastructure.

Interest expense was $1.5 million for the year ended December 31, 2007 and $1.0 million for the year ended December 31, 2006. The principal reason for this increase was interest expense of $0.4 million on our credit facility with SVCH that was entered into in November 2007.

Other expense, net was $0.7 million for the year ended December 31, 2007. Included in this amount are the write-off of our investment in ForeFront Crellin of $0.3 million, which was dissolved on June 30, 2007, and the impairment of fixed assets of $0.3 million relating to ForeFront Burton. These fixed assets were deemed impaired on June 30, 2007, as we determined that they would no longer be used after we consolidated our Ft. Walton Beach, Florida facility into our Springfield, Tennessee facility in July 2007.

Liquidity and Capital Resources

We have an accumulated deficit at December 31, 2007 of $35.1 million. We had working capital at December 31, 2007 of $2.6 million. We incurred a net loss for the year ended December 31, 2007 of $15.5 million.

To date, our principal sources of liquidity have included cash generated from our operations, drawings under our revolving credit facility with FCC and the sale of our capital stock and convertible debenture to Stanford, our principal shareholder. In addition, as disclosed herein, we have recently entered into a debt financing transaction with SVCH. Management believes that cash balances on hand and generated from operations, our $32.5 million credit facility with SVCH and our credit facility with FCC will be sufficient to fund the business requirements during the next 12 months. If necessary, we may seek to raise additional capital through the future issuance of equity or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $9.5 million for the year ended December 31, 2007, as compared to $8.6 million during the same period of 2006. The increase in cash used by operating activities is driven by the increase in the net loss of $6.4 million and additional cash used for accounts payable and accrued liabilities of $1.8 million, partially offset by additional cash provided in the 2007 period from inventory of $2.6 million, the impairment of older and slow-moving inventory discussed above of $2.9 million and additional depreciation and amortization of $1.2 million.

Investing activities used $1.9 million in 2007, whereas such activities used $5.6 million in 2006. Cash used in investing activities in 2007 consisted of the settlement of a lease obligation discussed in the Ryan Transactions above of $1.0 million, the purchase of a non-compete agreement with two of our former executive officers of $0.5 million and purchases of property and equipment of $0.5 million. Cash used in investing activities in 2006 is primarily attributable to payment for the net assets of Devant of $3.0 million, the payment for the net assets of Burton of $2.0 million and purchases of property and equipment of $0.6 million.

Financing activities provided $11.0 million in 2007, whereas such activities provided $13.8 million in 2006. The principal sources of cash provided by financing activities during 2007 were borrowings under our credit facility with SVCH of $15.4 million and proceeds from the sale of $1.9 million of preferred stock to SVCH, partially offset by repayments of notes to related parties of $3.8 million and net repayments under our credit facility with FCC of $2.2 million. The principal sources of cash provided by financing activities during 2006 were proceeds from the sale of $12.1 million of preferred stock to SVCH and net borrowings under our revolving line of credit facility with FCC of $3.1 million, partially offset by repayments of notes to related parties of $1.2 million.

Cash at December 31, 2007 and 2006 was $0.4 million and $0.7 million, respectively. At December 31, 2007 we had negative shareholders’ equity of $8.2 million compared with shareholders’ equity of $6.3 million at December 31, 2006.

On October 18, 2004, we obtained a line of credit facility with FCC for a two-year term. The facility was amended in March 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (7.25% at December 31, 2007) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of our assets. After October 2009, the facility will renew for succeeding one-year periods, unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2007, the balance of the line of credit was $4.9 million. The revolving credit facility from FCC continues to require us to comply with certain covenants, including, without limitation, restrictions on our ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of our capital stock, declare or pay dividends on shares of our capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to our officers and directors in excess of specified limits. We were in compliance with all covenants at December 31, 2007. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future or that FCC will provide waivers if we are not in compliance. However, we believe that, if necessary, we will be able to secure any such waivers.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of December 31, 2007, borrowings under the SVCH facility, including interest, totaled $15,829,839. As of March 18, 2008, borrowings under the SVCH facility, including interest, totaled $21,391,629. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. The SVCH credit facility requires us to comply with certain covenants, including, without limitation, restrictions on our ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of our capital stock, declare or pay dividends on shares of our capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to our officers and directors in excess of specified limits. We were in compliance with all covenants at December 31, 2007.

In connection with the SVCH credit facility, we entered into a Tenth Amendment to Loan and Security Agreement with respect to the FCC facility. Pursuant to this Amendment, FCC consented to the SVCH credit facility and released ForeFront from the corporate guaranty previously executed in connection with the FCC facility. In addition, certain provisions of the FCC loan agreement regarding eligible accounts receivable, permitted capital expenditures and permitted management salaries, among others, were amended.

At December 31, 2007, we had an unsecured, long-term note payable to Burton in the amount of $1,500,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 payable on September 12, 2009.

At December 31, 2007, we had an unsecured, short-term, non interest bearing promissory note to Devant with a remaining principal balance of $50,000, payable on March 31, 2008.

At December 31, 2007, we had an unsecured, long-term promissory note to Devant in the principal amount of $890,000. This note bears interest at the rate of 6% per annum, payable at maturity. The principal is due on April 15, 2009.

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

Under the Purchase Agreement, two shares of Series B Preferred Stock are convertible into one share of our common stock and are entitled to one vote per share. Stanford acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

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

Under the Amendment each share of Series C Preferred Stock is convertible into one share of our common stock and is entitled to one vote per share. Stanford acquired (in various tranches) all of the authorized Series C Preferred Stock shares and all of the Series C Warrants. All Series C Warrants were exercised between January 2007 and March 2007.

On December 21, 2007, Stanford converted all of its Series A, Series B and Series C Preferred Stock shares into 4,750,000 shares of our common stock. Stanford is the owner of 81.6% of our issued and outstanding common stock at December 31, 2007.

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

Management believes cash balances on hand and cash generated from operations, our $32.5 million credit facility with SVCH, and our credit facility with FCC will be sufficient to fund the business requirements during the next twelve months. Historically, the Company has been, and currently continues to be, dependent on the funding it has received from Stanford. If necessary, we may be required to restructure our existing debt and/or raise capital through the future issuance of our securities.

Accounts receivable at December 31, 2007 were $5.7 million, as compared to $6.5 million at December 31, 2006, reflecting a decrease of 11.5%. DSO was 62 days at December 31, 2007 compared with 64 days at December 31, 2006. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature.

Inventories at December 31, 2007 were $6.4 million, as compared to $9.7 million at December 31, 2006, a decrease of 34.1%. This decrease is primarily due to the impairment of older and slow-moving inventory of $2.9 million discussed above. Not including this impairment, inventory turns, calculated based on an annualized rolling three months, at December 31, 2007 and 2006 were 3.3 times and 2.8 times, respectively. This increase is a result of higher sales in the current year, while maintaining approximately the same inventory level as during the prior year. We are continuing our evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Accounts payable and accrued liabilities were $4.8 million at December 31, 2007, as compared to $6.4 million at December 31, 2006, reflecting a decrease of 24.3%. This decrease is primarily attributable to the borrowing from SVCH being partially used to fund accounts payable. Interest payable and accrued liabilities to related parties were $0.8 million at December 31, 2007, as compared to $0.7 million at December 31, 2006, reflecting an increase of 12.7%. This increase is primarily attributable to accrued interest related to our credit facility with SVCH.

Critical Accounting Policies and Estimates

Use of Estimates

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards, as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Different estimates could have been used in the current period, which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about these financial estimates are based on information available as of the date of the financial statements. These financial estimates include:

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

Sales are recognized when both title and risk of loss transfer to the customer. Sales are recorded net of an allowance for sales returns and sales programs. Sales returns are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. We also record estimated reductions to revenue for sales programs such as incentive offerings. Sales program accruals are estimated based upon the attributes of the sales program, management’s forecast of future product demand and historical customer participation in similar programs. If the actual costs of sales returns and sales programs exceed the recorded estimated allowance, our sales, gross profit and net income would be adversely affected.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Warranty

Our policy is to accrue the estimated cost of satisfying future warranty claims at the time the sale is recorded. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. If the cost of satisfying warranty claims exceeds the estimated warranty reserve, our cost of sales, gross profit and net income would be adversely affected.

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

The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial position or results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, we would be required to report any noncontrolling interests as a separate component of consolidated shareholders’ equity. We would also be required to present any net income allocable to noncontrolling interests and net income attributable to our shareholders separately in our consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

Capital Expenditures

We expended funds for capital expenditures of $0.5 million for property and equipment during the year ended December 31, 2007. The majority of these expenditures were related to information system infrastructure and a warehouse management system for the distribution facility in Baldwyn, Mississippi. We expect to expend approximately $2.6 million for capital expenditures during fiscal 2008, with the majority of this amount related to the completion of the warehouse management system.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the next four years and thereafter, exclusive of interest:

	Payment due for year ended December 31,
Contract Obligations	Total	2008	2009	2010	2011 and thereafter
Short-Term Debt	$4,979,329	$4,979,329	$—	$—	$—
Long-Term Debt	17,832,000	500,000	17,332,000	—	—
Capital Leases	187,463	86,438	46,596	40,630	13,799
Operating Leases (1)	1,194,036	676,250	270,862	245,538	1,386
Purchase Obligations (2)	3,418,610	3,418,610	—	—	—

Total Contractual Cash Obligations	$27,611,438	$9,660,627	$17,649,458	$286,168	$15,185

(1)

Operating lease obligations represent future minimum lease payments associated with our executive office, distribution centers and various equipment. In addition to future minimum lease payments, our office and distribution center leases typically require us to pay additional costs, including real estate taxes and insurance.

(2)	Our purchase obligations at December 31, 2007 represent open purchase orders for inventory entered into in the normal course of business.

The above table outlines our obligations as of December 31, 2007 and does not reflect any changes in our obligations that have occurred after that date.

Seasonality

Historically, our sales have been highest in the first and second fiscal quarters of the year, the period during which golf product purchases and usage are typically highest in the markets we serve. As a result, our net sales and operating results are typically higher in the first and second quarters and lower in the third and fourth quarters, as fixed operating costs are spread over the differing levels of sales volume. In anticipation of seasonal increases in demand, we typically build golf bag and accessories inventories in the fourth quarter when net sales have historically been lower. Although we expect to continue to experience this seasonal trend, changes in our product mix and the expansion of our operations into different distribution channels may partially mitigate the impact of seasonality on our business.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. However, we cannot assure you that this will be the case in the future.

Foreign Currency

Approximately 5% of our sales are conducted in Canadian dollars. Conducting business in such currency exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Our financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect our reported financial results.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had off-balance sheet arrangements related to its operating lease obligations and was obligated under such lease arrangements for $1,194,036 through 2011.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Index to Consolidated Financial Statements” beginning on Page F-1 (attached hereto) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Annual Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-a-15(e) and 15d-15(e)). Based upon that evaluation, our Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time periods.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the period ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Notwithstanding this conclusion, executive management has identified certain matters involving internal controls that were considered to be significant deficiencies.

There was a significant deficiency regarding the overall lack of formalized written policies and procedures in the financial accounting area. Currently, unwritten accounting policies and procedures and multiple levels of review by accounting and financial managers provide compensating controls in this area. A project to establish formalized written policies and procedures for all key accounting and financial functions has begun and is expected to be completed in July 2008.

There was also a significant deficiency identified regarding the lack of certain formalized general and application controls in the Information Technology (“IT”) area that are needed to assure that financial information generated by the IT system is materially accurate. This control deficiency is due in part to the small size of the staff in this area. Currently, multiple reviews by accounting and financial managers of the financial information produced by the IT system provide compensating controls in this area. A project to establish formalized general and application controls in the IT area has begun and is expected to be completed in July 2008.

Specifically, in this area, there was a significant deficiency identified regarding the lack of a formalized disaster recovery plan in the IT area. Interim procedures have been established to protect against potential disasters and the preparation of a formalized disaster recovery plan is in process and is expected to be fully implemented by July 2008.

In general, other internal control concerns resulted from the lack of segregation of duties due primarily to the Company’s small size. Compensating controls have been established.

This annual report on Form 10-K does not include an attestation report of Marcum & Kliegman LLP, our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Change in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Article VI of our Articles of Incorporation permits our board of directors to fix the number of directors at not less than one nor more than seven. Directors serve for an annual term. Vacancies on the Board due to resignation or removal may be filled by the remaining director or directors, even though less than a quorum, for the unexpired term of such vacant positions.

Name	Age	Position
Richard M. Gozia	63	Chairman of the Board, Interim Chief Executive Officer, Interim Chief Financial Officer

Osmo A. Hautanen	53	Director

Christopher J. Holiday	60	Director

J. Stan Harris (1)	49	Chief Executive Officer, ForeFront Group, Inc.

Richard A. Oleksyk (2)	45	President and Chief Operating Officer, ForeFront Group, Inc.

(1)	J. Stan Harris was appointed to serve as Chief Executive Officer of ForeFront Group, Inc. on November 1, 2007.
(2)	Richard A. Oleksyk was appointed to serve as President of ForeFront Group, Inc. on April 19, 2007 and as Chief Operating Officer effective October 31, 2007.

Business Experience

Richard M. Gozia has served on our board of directors since June 2005, became our Chairman effective October 1, 2006, began serving as our Interim Chief Executive Officer in June 2007, and began serving as our Interim Chief Financial Officer in December 2007. Previously, from 2004 to 2006, Mr. Gozia served as President of the Board of a charitable organization dedicated to serving indigent people in Mexico. From 2001 to 2004, he served as Chief Executive Officer of Fenix LLC, a holding company with interests in technology companies that developed software and managed data for the transportation and related industries. From 1996 to 1999, Mr. Gozia served as President and Chief Operating Officer of CellStar Corporation, a global distributor of wireless telephone products. From 1994 to 1996, Mr. Gozia served as Executive Vice President and Chief Financial Officer of SpectraVision, Inc., the nation’s largest in-room hotel movie provider. Prior to this, Mr. Gozia held senior management positions with a variety of companies in the media, wholesale baking and restaurant industries. From 1970 to 1978, Mr. Gozia served as an Audit Manager with the certified public accounting firm of Arthur Young & Company. Mr. Gozia received a B.S. in Accounting from the University of Missouri and is a certified public accountant. Mr. Gozia serves on the public company boards of directors of DGSE Companies, Inc., a company that sells jewelry, rare coins and bullion products to wholesale and retail customers, and ChemRX Corporation, a company that provides pharmacy services to long-term health care facilities.

Osmo A. Hautanen has been a member of our board of directors since June 2005. Since 1999, Mr. Hautanen has done consulting work through his own company, Cosmos Consulting, Inc. In addition, he is currently the Chief Executive Officer of Magnolia Broadband, Inc., a semiconductor company and innovator of radio frequency solutions for the cellular communications industry and has been involved with Magnolia since 2004. From 2000 to 2001, Mr. Hautanen served as the Chief Executive Officer of Fenix LLC, a holding company for Union Pacific Corporation’s technology assets, based in Dallas, TX. From 1998 to 2000, Mr. Hautanen served as Chief Executive Officer of Formus Communications, Inc., a broadband access provider of voice, video, data communications and information technology services in European markets. From 1996 to 1998, Mr. Hautanen held various senior management positions with Philips Electronics. Prior to this, Mr. Hautanen held various positions with Nokia from 1978 to 1996. Mr. Hautanen serves on the board of directors or board of advisors of various telecommunications and technology companies. Mr. Hautanen earned an MBA in International Business from Georgia State University. Mr. Hautanen also holds a B.S. in Control Engineering from Technical College of Varkaus (Finland). Mr. Hautanen serves as the chairman of the Governance, Compensation and Nominating committee and serves on the Audit Committee of our board of directors. Mr. Hautanen serves on the public company boards of directors of Callwave, Inc., a telephony and speech application company, Elandia, Inc., a holding company with interests in telecommunications services, information technology solutions and software, and Axesstel, Inc., a company that provides wireless voice and broadband data products for the worldwide telecommunications market.

Christopher J. Holiday has served on our board of directors since June 2005. Mr. Holiday is currently the Vice President of Business Development for TaylorMade Performance Labs, which operates state of the art club fitting and teaching facilities around the world. From 2007 to 2007, he served as Executive Vice President of Legendary Holdings, Inc., a cutting-edge headwear manufacturer for the golf industry. From 2005 to 2007, he was Business Development Manager and a registered representative for Putney Financial Group, a retirement planning company. From 2003 to 2004, Mr. Holiday served as General Manager and Senior Vice President of Sales for North America for TaylorMade-adidas Golf. Prior to that, Mr. Holiday served as President of Golfgear International. From 1990 to 2001, Mr. Holiday held various sales and senior management positions with Callaway Golf, including

Senior Vice President of U.S. Sales. From 1973 to 1990, Mr. Holiday owned and operated Supreme Golf of Colorado, a Lakewood, CO-based golf retailer. Mr. Holiday served as a senior auditor with Arthur Anderson & Company from 1969 to 1972. Mr. Holiday earned a Bachelor of Science in Accounting from the University of Illinois and is a certified public accountant. Mr. Holiday serves as the chairman of the Audit Committee and serves on the Governance, Compensation and Nominating committee of our board of directors.

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

Richard A. Oleksyk became the President of ForeFront Group, Inc. in April 2007. He assumed the position of Chief Operating Officer in October 2007. From 1998 to 2007, Mr. Oleksyk served in various capacities with PrideSports, a leading manufacturer of golf tees and other equipment. Mr. Oleksyk served as President of PrideSports since 2003, and prior to that, he served as President of Softspikes (acquired by PrideSports in January 2003), which manufactures plastic golf cleats, from 2001 until 2003. From 1998 until 2001, Mr. Oleksyk served as Director of Sales and Marketing and Vice President of Sales of Softspikes. Prior to joining PrideSports, Mr. Oleksyk served in various management positions with Howmedica, a division of Pfizer, Inc., and Kimberly-Clark Corporation, a global wholesaler of personal health and hygiene consumer products. Mr. Oleksyk earned a B.S. degree from the United States Military Academy at West Point before receiving his M.B.A. from the University of West Florida.

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

Audit Committee

The Audit Committee, which currently consists of Osmo A. Hautanen and Christopher J. Holiday, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Mr. Holiday is considered by us to be a “financial expert” and serves as chairman of the committee. The Audit Committee also reviews other matters with respect to our accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. Our board of directors has adopted a written charter of the Audit Committee. Mr. Hautanen and Mr. Holiday are deemed independent, as defined in applicable SEC rules, as well as the National Association of Securities Dealers’ listing standards.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007.

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

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to certain executive officers, or named executive officers, for services rendered in all capacities to us during the years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Richard M. Gozia (3) Interim Chief Executive Officer, Interim Chief Financial Officer	2007	$155,017	—	—	—	—	—	$32,106	$187,123
	2006	—	—	—	—	—	—	—	—

J. Stan Harris (4) Chief Executive Officer, ForeFront Group, Inc.	2007	$49,048	—	—	—	—	—	$3,225	$52,273
	2006	—	—	—	—	—	—	—	—

Richard A. Oleksyk (5) President & Chief Operating Officer, ForeFront Group, Inc.	2007	$147,215	—	—	—	—	—	$44,640	$191,855
	2006	—	—	—	—	—	—	—	—

Michael S. Hedge (6) Former Chief Executive Officer	2007	$138,020	—	—	$20,617	—	—	$267,390	$426,027
	2006	$225,000	—	—	$51,395	—	—	$9,096	$285,491

Randall J. Frapart (7) Former Executive Vice President & Chief Financial Officer	2007	$190,180	—	—	$35,827	—	—	$211,118	$437,125
	2006	$180,000	—	—	$14,877	—	—	$37,564	$232,441

J. Max Waits (8) Former Executive Vice President & Chief Operating Officer	2007	$119,409	—	—	$23,026	—	—	$205,151	$347,586
	2006	$180,000	—	—	$34,263	—	—	—	$214,263

(1)

Represents the expense associated with all outstanding, non-qualified stock options for which we recognized compensation expense during fiscal 2007 utilizing the provisions of SFAS No. 123R, rather than an amount paid to or realized by the named executive officer. See Note 5, “Management and Director Equity Incentive and Compensation Plan,” to the Company’s Audited Consolidated Financial Statements set forth in this Form 10-K for the assumptions made in determining SFAS 123R values. Each option represented the right to purchase upon vesting and for the exercise price one share of our common stock.

(2)

Includes compensation for duties as a member of our board of directors of $32,106 for Richard M. Gozia. Includes severance costs of $250,750, $197,870 and $197,193 for Michael S. Hedge, Randall J. Frapart and J. Max Waits, respectively. Includes 2007 relocation cost reimbursement of $3,225, $44,640, $12,092, $13,248 and $7,958 for J. Stan Harris, Richard A. Oleksyk, Michael S. Hedge, Randall J. Frapart and J. Max Waits, respectively. Includes relocation cost reimbursement of $37,564 for Randall J. Frapart in 2006. Also represents an automobile allowance of $758 per month in both 2007 and 2006, for Michael S. Hedge.

(3)

Appointed to serve as Interim Chief Executive Officer effective June 25, 2007. Appointed to serve as Interim Chief Financial Officer effective December 5, 2007. Mr. Gozia’s annual base salary in 2007 was $300,000.

(4)	Appointed to serve as Chief Executive Officer of ForeFront Group, Inc. effective November 1, 2007. Mr. Harris’ annual base salary in 2007 was $318,600.

(5)	Appointed to serve as President of ForeFront Group, Inc. effective April 16, 2007 and as Chief Operating Officer effective October 31, 2007. Mr. Oleksyk’s annual base salary in 2007 was $225,000.
(6)	Mr. Hedge separated from us on June 25, 2007. Mr. Hedge’s annual base salary in 2007 was $225,000.
(7)	Mr. Frapart separated from us on December 5, 2007. Appointed to serve as Chief Financial Officer effective January 9, 2006. Mr. Frapart’s annual base salary in 2007 was $180,000.
(8)

Mr. Waits separated from us on July 20, 2007. Appointed to serve as Interim Chief Financial Officer from September 30, 2005 to January 9, 2006. Appointed to serve as Executive Vice President and Chief Operating Officer effective January 9, 2006. Mr. Waits’ annual base salary in 2007 was $180,000.

Employment Agreements with Named Executive Officers

Messrs. Harris and Oleksyk have entered into employment agreements with us pursuant to which they hold the positions of Chief Executive Officer of ForeFront Group and President and Chief Operating Officer of ForeFront Group, respectively. Messrs. Hedge, Waits and Frapart previously entered into employment agreements with us pursuant to which they held the positions of Chief Executive Officer of ForeFront, Executive Vice President & Chief Operating Officer of ForeFront, and Executive Vice President & Chief Financial Officer of ForeFront, respectively, until their separations from us on June 25, 2007, July 20, 2007 and December 5, 2007, respectively.

On October 15, 2004, we entered into an employment agreement with Michael S. Hedge. Mr. Hedge served as our Chief Executive Officer. As amended, the employment agreement provided for an annual base salary of $225,000 and had an initial term of four years. The employment agreement also provided for annual bonuses as determined by our board of directors and options to purchase 75,000 shares of our common stock. In connection with Mr. Hedge’s separation from us, we agreed that we would provide severance payments representing his base salary and benefits for a period of one year.

On June 15, 2005, we entered into an employment agreement with J. Max Waits. Mr. Waits served as our Executive Vice President and Chief Operating Officer. As amended, the employment agreement provided for an annual base salary of $180,000 and had an initial term of four years. The employment agreement also provided for annual bonuses as determined by our board of directors and options to purchase 50,000 shares of our common stock. In connection with Mr. Waits’ separation from us, we agreed that we would provide severance payments representing his base salary and benefits for a period of one year.

On January 9, 2006, we entered into an employment agreement with Randall J. Frapart. Mr. Frapart served as Executive Vice President and Chief Financial Officer of ForeFront. The employment agreement provided for an annual base salary of $180,000 and had an initial term of four years. The employment agreement also provided for annual bonuses as determined by our board of directors and options to purchase 50,000 shares of our common stock. In connection with Mr. Frapart’s separation from us, we agreed that we would provide severance payments representing his base salary and benefits for a period of one year.

On April 16, 2007, we entered into an employment agreement with Richard A. Oleksyk. Mr. Oleksyk serves as President and Chief Operating Officer of ForeFront Group. As amended, the employment agreement provides for an annual base salary of $225,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our board of directors and options to purchase 500,000 shares of ForeFront Group common stock under a stock option plan currently being established. The employment agreement also includes a change in control provision. This provision provides that in the event that Mr. Oleksyk is terminated as a result of a change in control of ForeFront Group, we are obligated to continue paying Mr. Oleksyk’s base salary for a period of 12 months following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were ForeFront Group shareholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of ForeFront Group in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of ForeFront Group’s assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Oleksyk is entitled to receive 12 months salary and benefits at the rate then in effect.

On November 1, 2007, we entered into an employment agreement with J. Stan Harris. Mr. Harris serves as Chief Executive Officer of ForeFront Group. The employment agreement provides for an annual base salary of $318,600 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our board of directors and options to purchase 1,764,706 shares of ForeFront Group common stock under a stock option plan currently being established. The employment agreement also includes a change in control provision. This provision provides that in the event of a change in control of ForeFront Group, Mr. Harris shall have the option to resign within three months of the date of the change in control. In such case, we are obligated to continue paying Mr. Harris’s base salary for a period of 12 months following such termination. In addition, any unvested stock options would immediately vest upon such a termination. A change in control includes a reorganization, merger, consolidation or other form of corporate transaction or series of transactions with respect to which persons who were ForeFront Group shareholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of ForeFront Group in substantially the same proportions as their ownership immediately prior to such transaction. A change in control also includes our liquidation or dissolution or the sale of all or substantially all of ForeFront Group’s assets. If we terminate the employment agreement without “cause” (as defined in the employment agreement), Mr. Harris is entitled to receive 12 months salary and benefits at the rate then in effect.

2005 Management and Director Equity Incentive and Compensation Plan

Our 2005 Management and Director Equity Incentive and Compensation Plan provides for the issuance of up to 1,000,000 shares of our common stock. As of March 18, 2008, options to acquire 139,500 shares of our common stock were issued and outstanding under the plan.

Our 2005 Management and Director Equity Incentive and Compensation Plan authorizes the grant of stock options, performance shares and restricted stock. The GCN Committee of our board of directors administers the plan. The committee makes recommendations to the board of directors, consistent with the provisions of the plan, to determine which eligible participants will receive awards, the form of the awards and the number of shares of our common stock covered by each award. The committee may impose terms, limits, restrictions and conditions upon awards, and may modify, amend, extend or renew awards, accelerate or change the exercise time of awards or waive any restrictions or conditions to an award.

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

The following table sets forth, for each of our named executive officers, information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2007.

Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable
Richard M. Gozia	—	—	—	—

J. Stan Harris (1)	—	—	—	—

Richard A. Oleksyk (2)	—	—	—	—

Michael S. Hedge	—	—	—	—

Randall J. Frapart (3)	16,666	33,334	$2.20	03/04/2008
	16,666	33,334	$1.50	03/04/2008

J. Max Waits	—	—	—	—

(1)	Mr. Harris’ employment agreement provides for options to purchase 1,764,706 shares of ForeFront Group common stock under a stock option plan currently being established.
(2)	Mr. Oleksyk’s employment agreement provides for options to purchase 500,000 shares of ForeFront Group common stock under a stock option plan currently being established.
(3)

An initial grant of options to purchase 50,000 shares of our common stock was approved on January 25, 2006; the options vest  1/3 each year commencing January 25, 2007 (16,666 shares) and 16,667 shares each succeeding year thereafter. A second grant of options to purchase 50,000 shares of common stock was approved on July 7, 2006; the options vest  1/3 each year commencing July 7, 2007 (16,666 shares) and 16,667 shares each succeeding year thereafter. Mr. Frapart separated from us on December 5, 2007 and his options expired on March 4, 2008.

Director Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2007 regarding compensation of our Directors:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total
Osmo Hautanen (2)	$33,750	—	—	—	—	$12,500	$46,250

Christopher Holiday (3)	$35,625	—	—	—	—	$12,500	$48,125

Deborah Ryan (4)	—	—	—	—	—	—	—

(1)

Mr. Gozia is the Chairman of the Board. Effective June 26, 2007, Mr. Gozia was appointed as our Interim Chief Executive Officer; as of such date, Mr. Gozia is not receiving any compensation for his service as a director or a member of any committee of our board of directors.

(2)	Mr. Hautanen is the chairman of the Governance, Compensation and Nominating Committee and a member of the Audit Committee.
(3)	Mr. Holiday is the chairman of the Audit Committee and a member of the Governance, Compensation and Nominating Committee.
(4)	Ms. Ryan resigned as a Director on September 21, 2007.
(5)	Represents cash payment in lieu of shares of our common stock authorized to be issued as discussed below.

In November 2005, the Board adopted a Director Compensation Plan. In accordance with that plan, for the fiscal year ended December 31, 2007, our independent directors each received an annual cash retainer of $25,000 for services rendered in their capacity as Board members. In addition, the Audit Committee chairperson and the Governance, Compensation and Nominating Committee chairperson received annual cash compensation of $15,000 and $5,000, respectively. Members of the Audit Committee and the Governance, Compensation and Nominating Committee, other than the Chairperson, received additional annual compensation of $3,750 and $1,250, respectively. In addition, an independent director serving as Chairman of the Board received an annual cash retainer of $25,000. All cash compensation is paid proportionately throughout the year on a quarterly basis. In addition, each independent director is entitled to receive $12,500 of our common stock each year. Such stock awards are made pursuant to our 2005 Management and Director Equity Incentive and Compensation Plan. For 2007, in lieu of these shares, a cash payment in the amount of $12,500 was made to each of our independent directors. Aggregate cash compensation paid to Board members in 2007 was $126,481, which includes $32,106 paid to Richard M. Gozia, as reflected in the Summary Compensation Table above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2008, with respect to:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our executive officers and directors; and

•	all of our directors, executive officers and designated shareholders as a group.

Beneficial ownership includes any securities that a person has a right to acquire within 60 days from options, warrants, conversion or similar obligations. The total amount of common stock issued and outstanding is 12,166,989 on March 18, 2008. Unless otherwise indicated, the business address of each person listed is 835 Bill Jones Industrial Drive, Springfield, TN 37172.

Name	Shares Beneficially Owned	Percent of Shares Outstanding (1)
Stanford International Bank Ltd. (2)	9,925,000	81.1%

Richard M. Gozia (3)	19,126	*

J. Stan Harris (4)	—	*

Richard A. Oleksyk (5)	—	*

Osmo A. Hautanen (6)	18,626	*

Christopher J. Holiday (7)	18,626	*

Michael S. Hedge (8)	3,500	*

Randall J. Frapart (9)	1,500	*

J. Max Waits (10)	—	*

Deborah Ryan (11)	—	*

All executive officers, directors and designated shareholders as a group (10 persons)	9,986,378	81.6%

*	Less than 1%.
(1)	Based on 12,244,626 shares of our issued and outstanding common stock (assuming exercise of all vested stock options) at March 18, 2008.
(2)	Beneficial stockholder is R. Allen Stanford. Business address is 5050 Westheimer Road, Houston, Texas 77056.
(3)	Includes 12,376 and 6,250 shares of common stock granted as partial compensation for Mr. Gozia’s services as an independent director on the Company’s board of directors for fiscal 2005 and fiscal 2006, respectively.
(4)	Appointed as Chief Executive Officer of ForeFront Group effective November 1, 2007.
(5)	Appointed as President of ForeFront Group effective April 16, 2007 and Chief Operating Officer effective October 31, 2007.
(6)	Includes 12,376 and 6,250 shares of common stock granted as partial compensation for Mr. Hautanen’s services as an independent director on the Company’s board of directors for fiscal 2005 and fiscal 2006, respectively.
(7)	Includes 12,376 and 6,250 shares of common stock granted as partial compensation for Mr. Holiday’s services as an independent director on the Company’s board of directors for fiscal 2005 and fiscal 2006, respectively.
(8)	Mr. Hedge separated from us on June 25, 2007. Business address is 119 Stonewall Drive, Hendersonville, TN 37075.
(9)	Mr. Frapart separated from us on December 5, 2007. Business address is 5311 Curlybark Place, Brentwood, TN 37027.
(10)	Mr. Waits separated from us on July 20, 2007. Business address is 320 Old Hickory Boulevard, Nashville, TN 37221.
(11)	Ms. Ryan resigned as a Director on September 21, 2007. Business address is 78 St. Mellion, Nashville, TN 37215.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Stanford acquired 482,250 shares of Series C Preferred Stock and Series C Warrants to purchase 289,350 shares of our common stock for $1,929,000 during January and February 2007. These Series C Warrants were exercised in March 2007.

On December 21, 2007, Stanford converted all of its Series A, Series B and Series C Preferred Shares into 4,750,000 shares of our common stock.

During the period from April 5, 2007 through November 21, 2007, SVCH advanced us an aggregate of $13,480,000. Of this amount, $5,030,000 was used to fund the Ryan Transactions discussed above. The remaining $8,450,000 was used for working capital purposes.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all of our outstanding debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of March 18, 2008, borrowings under the SVCH facility, including interest, totaled $21,391,629, which includes the refinancing of the aforementioned borrowings from SVCH.

On September 21, 2007, we entered into the Burton Amendment amending the Burton Purchase Agreement. Pursuant to the Burton Amendment, the following Burton Transactions were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Burton pursuant to the Burton Purchase Agreement, (b) outstanding promissory notes executed in connection with the Burton Purchase Agreement were cancelled and returned by Burton to us and a new promissory note in the amount of $1,500,000 was issued by us to Burton, (c) we paid to Burton all unpaid interest on an existing promissory note accrued from July 1, 2007 through the date of the Burton Amendment, (d) a Guaranty Agreement dated September 16, 2007 made by us in favor of Burton was cancelled and (e) certain other modifications to the Burton Purchase Agreement were effectuated.

Additionally, on September 21, 2007, we entered into the Devant Amendment amending the Devant Purchase Agreement. Pursuant to the Devant Amendment, the following Devant Transactions were consummated: (a) we redeemed 250,000 shares of our common stock that were previously issued to Devant pursuant to the Devant Purchase Agreement, (b) outstanding promissory notes executed in connection with the Devant Purchase Agreement were cancelled and returned by Devant to us and a new promissory note in the amount of $890,000 was issued by us to Devant, (c) we agreed to make certain payments on April 30, 2009 in the aggregate amount of $210,000 to certain ForeFront Devant employees, (d) a Guaranty Agreement dated December 20, 2006 made by us in favor of Devant was cancelled and (e) certain other modifications to the Devant Purchase Agreement were effectuated.

We funded the Ryan Transactions, the Burton Transactions and the Devant Transactions with borrowings from SVCH.

Our principal executive offices and our primary warehousing and distribution center are located at 835 Bill Jones Industrial Drive, Springfield, Tennessee 37172. This facility, which includes approximately 14.06 acres, is pursuant to a lease through July 31, 2008, entered into with Ryan Holdings, Inc., the owner of the property. The lease provides for current monthly rent payments in the amount of $54,646. We have an additional lease agreement for the executive offices, pursuant to a lease with a term from August 1, 2008 through October 31, 2008. This lease provides for monthly rent payments in the amount of $16,667. The shareholders of Ryan Holdings, Inc. are Dennis and Deborah Ryan, who are husband and wife. Through September 21, 2007, Deborah Ryan was a member of our board of directors; Ms. Ryan was also Executive Vice President of Datrek Brand Management until her separation from us on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from us on May 26, 2006.

At the expiration of our current Springfield, Tennessee lease in July 2008, we will be relocating our production and warehouse facility to Baldwyn, Mississippi and our executive offices to the Nashville, Tennessee market. We are currently negotiating the lease on the new Baldwyn distribution center. The developer of this center is an affiliate of SVCH. This distribution center is expected to be fully operational by July 31, 2008. We are also reviewing several lease properties in the Nashville, Tennessee market for our new administrative, operations, finance and executive offices. We expect to relocate to a new Nashville-area location no later than October 31, 2008.

We currently expect that the combined occupancy costs of the new distribution center and the new executive office will not significantly exceed our current occupancy costs for our Springfield, Tennessee facility.

The ForeFront Devant facility, including a production, warehousing and distribution center, is located at 3011 Walkup Avenue, Monroe, North Carolina 28110. We lease this facility, which includes approximately 50,000 square feet, pursuant to a four-year lease agreement, beginning December 3, 2006, entered into with Jimini, a real estate holding partnership. The lease provides for current monthly rent payments in the amount of $16,750, plus taxes and insurance. A former principal officer of ForeFront Devant is the principal shareholder of Jimini.

The ForeFront Burton facility, including assembly, warehousing and a distribution center, is located at 654 Anchors Street, Fort Walton Beach, Florida 32548. We temporarily leased an approximate 30,000 square foot portion of this facility, pursuant to a lease agreement through June 30, 2007, entered into with Burton. The lease provided for monthly rent payments in the amount of $14,000, plus taxes and insurance. We vacated this facility during July 2007. A senior vice president of ForeFront Group is also a shareholder of Burton.

On December 31, 2007, we entered into a series of agreements governing the Reorganization Plan, to which Stanford and SVCH are principal parties. For more information, see “Business – Recent Developments – Plan of Reorganization.”

Review and Approval of Related Person Transactions

The Company’s Audit Committee conducts an appropriate review of and oversees all related party transactions on a continuing basis and review potential conflict of interest situations where appropriate. The Audit Committee has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, traditionally, as reflected in the minutes of its meetings, the Audit Committee has followed the following standards: (i) all related party transactions must be fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Audit Committee and (ii) all related party transactions must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related party transaction.

Director Independence

Three members of our board of directors were independent Directors pursuant to the standards applicable to Regulation S-B. Mr. Gozia, Mr. Hautanen and Mr. Holiday were the independent Board members. As of June 25, 2007, Mr. Gozia is not considered independent pursuant to the standards applicable to Regulation S-B while he serves as Interim Chief Executive Officer and Interim Chief Financial Officer.

Item 14.	Principal Accounting Fees and Services

Fees to Auditors.

Years ended December 31, 2007 and 2006:

Service	2007 Aggregate Fees Billed	2006 Aggregate Fees Billed
Audit Fees (1)	$318,625	$275,400
Audit Related Fees (2)	$0	$29,700
All Other Fees (3)	$0	$14,000

(1)	Includes the aggregate fees, including expenses, from our principal accountant in connection with the audit of our consolidated financial statements and for the review of our financial information included in our Annual Report on Form 10-K, and our quarterly reports on Form 10-Q.
(2)	The aggregate fees, including expenses, billed by our principal accountant for services related to our Form 8-K filings for the acquisitions the net assets of Burton and Devant.
(3)	The aggregate fees, including expenses, billed by our principal accountant for services related to our Form SB-2 filing.

All audit-related services, tax services and other services performed by the principal accountants were pre-approved by the Audit Committee, which concluded that the provision of such services were compatible with the maintenance of the firms independence in the conduct of their auditing functions. The Audit Committee’s charter provides the Audit Committee has authority to pre-approve all audit and allowable non-audit services to be provided to the Company by its principal accountants.

In its performance of these responsibilities, prior approval of some non-audit services is not required if:

(i)	these services involve no more than 5% of the revenues paid by the Company to the principal accountants during the fiscal year;

(ii)	these services were not recognized by the Company to be non-audit services at the time of the audit engagement; and

(iii)	these services are promptly brought to the attention of the Audit Committee and are approved by the Audit Committee prior to completion of the audit for that fiscal year.

The Audit Committee is permitted to delegate the responsibility to pre-approve audit and non-audit services to one or more members of the Audit Committee so long as any decision made by that member or members is presented to the full Audit Committee at its next regularly scheduled meeting.

The Audit Committee has considered the compatibility of the provision of services covered by the preceding paragraphs with the maintenance of the principal accountant’s independence from us and has determined that the provision of these services is not incompatible with the maintenance of the requisite independence.

The Audit Committee annually reviews the performance of the principal accountants and the fees charged for their services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Form 10-K.

2.1	Agreement and Plan of Merger dated as of October 15, 2004 among our Company, the principal shareholder of our Company and GAI. (1)

3.1	Amendment to the Bylaws of the Company dated as of December 26, 2007. (12)

4.1	8% Subordinated Convertible Debenture, dated July 18, 2005, issued by our Company in the name of Stanford. (2)

4.2	Warrants, dated July 18, 2005, to purchase 600,000 shares of common stock of our Company issued in the name of Stanford. (2)

10.1	Securities Purchase Agreement dated as of October 15, 2004, between Datrek and SVCH. (1)

10.2	Lock-Up Agreement dated as of October 15, 2004, among Datrek, DPB and SVCH. (1)

10.3	Shareholders’ Agreement dated as of October 15, 2004, among Datrek, DPB and SVCH. (1)

10.4	Asset Purchase Agreement dated as of October 15, 2004, among Datrek, DPB and Dennis and Deborah Ryan.(1)

10.5	Asset Purchase Agreement dated as of October 15, 2004, between Miller and MGC. (1)

10.6	Lease Agreement dated as of October 15, 2004, between Datrek and DPB. (1)

10.7	Stock Purchase Agreement dated as of October 15, 2004, between our Company and Croft Investments Limited Partnership. (1)

10.8	Stock Purchase Agreement dated as of October 15, 2004, between our Company and Andora Investments Limited Partnership. (1)

10.9	Stock Purchase Agreement dated as of October 15, 2004, between our Company and Nahara Group, Inc. (1)

10.10	Stock Purchase Agreement dated as of October 15, 2004, between John D. Harris and our Company. (1)

10.11	Loan and Security Agreement dated as of October 15, 2004, among FCC, LLC d/b/a First Capital, Datrek and Miller. (1)

10.12	Guaranty of our Company dated as of October 15, 2004. (1)

10.16	First Amendment to Loan Agreement dated as of March 22, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller. (4)

10.17	Waiver and Second Amendment to Loan Agreement dated as of April 14, 2005, among FCC, LLC, d/b/a First Capital, Datrek and Miller. (4)

10.18	Third Amendment to Loan Documents, dated June 2, 2005, by and between our Company and FCC, LLC. (5)

10.20	Waiver Agreement, dated August 12, 2005, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company. (5)

10.22	Warrant Assignment Agreement dated as of November 30, 2005, by and among Stanford, Daniel Bogar, Ronald Stein, William Fusselmann, Osvaldo Pi, and Charles Weiser. (6)

10.23	Registration Rights Agreement dated as of November 30, 2005, by and among DMI, Stanford, Daniel Bogar, Ronald Stein, Osvaldo Pi, William Fusselmann, and Charles Weiser. (6)

10.25	Registration Rights Agreement, dated as of July 18, 2005, between our Company and Stanford. (2)

10.26	Warrant Assignment Agreement, dated as of July 18, 2005, among Stanford, Daniel T. Bogar, Ronald M. Stein, William M. Fusselmann and Osvaldo Pi. (2)

10.28	Waiver and Sixth Amendment to Loan and Security Agreement dated March 13, 2006, by and among FCC, LLC, Datrek Professional Bags, Inc. and Miller Golf Company. (8)

10.29	Waivers of Stanford International Bank Ltd. (8)

10.30	Agreement, dated September 21, 2007, by and among our Company, ForeFront Group, Ryan Holdings, Inc., and Dennis and Deborah Ryan. (10)

10.31	Agreement, dated September 21, 2007, by and among our Company, ForeFront Group, ForeFront Devant, Devant, Ltd. and the principal shareholders of Devant, Ltd. (10)

10.32	Agreement, dated September 21, 2007, by and among our Company, ForeFront Group, ForeFront Burton, Burton Golf, Inc., and the principal shareholders of Burton Golf, Inc. (10)

10.33	Employment Agreement dated as of April 16, 2007, between Richard Allen Oleksyk and ForeFront Group. (9)

10.34	Restated Employment Agreement dated as of October 31, 2007 between Richard Allen Oleksyk and ForeFront Group. (11)

10.35	Employment Agreement dated as of November 1, 2007, between J. Stan Harris and ForeFront Group. (11)

10.36	Credit Agreement dated as of November 21, 2007, between our Company and SVCH.

10.37	Subordinated Promissory Note dated as of November 21, 2007 between our Company and SVCH.

10.38	Unsecured Promissory Note dated as of November 21, 2007 between ForeFront Group and our Company.

10.39	Waiver Agreement dated as of November 21, 2007 between Stanford and our Company.

10.40	Form of Indemnification Agreement dated as of December 26, 2007. (12)

10.41	Contribution Agreement dated as of December 28, 2007, between our Company and ForeFront (BVI). (13)

10.42	Stock Purchase Agreement dated as of December 31, 2007, by and among our Company, SVCH, Stanford, ForeFront (BVI), ForeFront Group, Multimedia and Miller. (13)

10.43	Share Exchange Agreement dated as of December 31, 2007, by and among our Company, ForeFront (BVI), Hisense Company Ltd., Qingdao Hisense Electronic Holding Ltd., and Ligent Photonics, Inc. (13)

10.44	Agreement and Plan of Merger dated as of December 31, 2007, by and among our Company, ForeFront (BVI), and Ligent International, Inc. (13)

10.45	Framework Agreement dated as of December 31, 2007, by and among our Company, ForeFront (BVI) and Qingdao Hisense Electric Ltd. (13)

10.46	Stock Purchase Agreement dated as of December 31, 2007, between Broadband Multimedia Systems Ltd. and Stanford. (13)

10.47	Agreement and Plan of Merger dated as of December 31, 2007, by and among Broadband Multimedia Systems Ltd., ForeFront (BVI), and Stanford. (13)

10.48	Articles and Plan of Merger dated as of December 31, 2007, between our Company and ForeFront (BVI). (13)

10.49	Indemnification Agreement dated as of December 31, 2007, between Stanford and ForeFront (BVI). (13)

10.50	Letter Agreement dated as of December 31, 2007, by and among our Company, SVCH, Stanford, ForeFront Group, ForeFront (BVI), Multimedia, Miller, Broadband Multimedia Systems Ltd., Ligent International Ltd., Ligent Photonics Ltd., Hisense Ltd., Qingdao Hisense Electronic Holding Ltd., Qingdao Hisense Electric Ltd., and Hisense Optoelectronic Technologies Co. (13)

10.51	Warrants, dated December 31, 2007, to purchase shares of common stock of Broadband Multimedia Systems, Ltd. (13)

14.0	Code of Ethics (4)

16.1	Letter from Earl M. Cohen C.P.A., P.A. (former independent accountant). (3)

21	Subsidiaries of Registrant.

31.1	Certification of interim C.E.O. and interim C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on October 21, 2004.
(2)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on July 21, 2005.

(3)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 3, 2004.
(4)	Previously filed on Form 10-KSB Annual Report with the Securities and Exchange Commission on April 27, 2005.
(5)	Previously filed on Form 10-QSB Quarterly Report with the Securities and Exchange Commission on August 15, 2005.
(6)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 6, 2005.
(7)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on January 9, 2006.
(8)	Previously filed on Form 10-KSB Annual Report with the Securities and Exchange Commission on March 31, 2006.
(9)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on April 20, 2007.
(10)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on September 27, 2007.
(11)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on November 9, 2007.
(12)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on December 26, 2007.
(13)	Previously filed on Form 8-K Current Report with the Securities and Exchange Commission on January 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

FOREFRONT HOLDINGS, INC.

By:	/s/ Richard M. Gozia
Richard M. Gozia
Chairman of the Board
Interim Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2008.

SIGNATURE	TITLE

/s/ Richard M Gozia	Director, Chairman of the Board
Richard M. Gozia	Interim Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

/s/ Osmo A. Hautanen	Director
Osmo A. Hautanen

/s/Christopher J. Holiday	Director
Christopher J. Holiday

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ForeFront Holdings, Inc. and Subsidiaries

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ForeFront Holdings, Inc.

We have audited the accompanying consolidated balance sheet of ForeFront Holdings, Inc and Subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ (deficiency) equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ForeFront Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, on December 26, 2007, the Company’s board of directors approved a plan of reorganization which could substantially impact its current operations.

/s/ Marcum & Kliegman LLP

New York, New York

March 31, 2008

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS

Current assets:
Cash	$350,567	$736,851
Accounts receivable, net	5,727,451	6,471,582
Inventories, net	6,408,669	9,730,785
Prepaid expenses and other current assets	1,290,923	561,267

Total current assets	13,777,610	17,500,485

Property and equipment, net	1,480,974	2,190,870
Intangibles, net	5,281,232	6,655,573
Goodwill	547,657	547,657
Other assets	2,612	10,759

Total assets	$21,090,085	$26,905,344

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY

Current liabilities:
Revolving credit facility	$4,929,329	$7,101,324
Accounts payable and accrued liabilities	4,817,249	6,366,767
Interest payable and accrued liabilities to related parties	835,858	741,703
Current portion of notes payable to related parties	550,000	3,800,000
Current portion of capital lease obligation	86,438	49,508

Total current liabilities	11,218,874	18,059,302

Credit facility with related party	15,442,000	—
Notes payable to related parties, less current portion	1,890,000	550,000
Guarantees under purchase consideration to related parties	—	1,485,000
Capital lease obligation, less current portion	101,025	91,888
Accrued pension liability, less current portion	409,646	424,660
Other liabilities to related parties	210,000	20,722

Total liabilities	29,271,545	20,631,572

Commitments and contingencies

Shareholders’ (deficiency) equity:
Series A Convertible Preferred stock, $.001 par value; authorized 1,000,000 shares; 0 (2007) and 1,000,000 (2006) shares issued and outstanding (Liquidation preference $2,000,000)	—	1,000
Series B Convertible Preferred stock, $.001 par value; authorized 4,500,000 shares; 0 (2007) and 4,500,000 (2006) shares issued and outstanding (Liquidation preference $9,000,000)	—	4,500
Series C Convertible Preferred stock, $.001 par value; authorized 2,000,000 shares; 0 (2007) and 1,517,750 (2006) shares issued and outstanding (Liquidation preference $6,071,000)	—	1,518
Common stock, $.001 par value; authorized 500,000,000 shares; 12,166,989 (2007) and 7,798,239 (2006) shares issued and outstanding	12,167	7,798
Additional paid-in capital	26,883,165	25,852,285
Accumulated deficit	(35,076,792)	(19,593,329)

Total shareholders’ (deficiency) equity	(8,181,460)	6,273,772

Total liabilities and shareholders’ (deficiency) equity	$21,090,085	$26,905,344

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended December 31,
	2007	2006
Net sales	$40,119,463	$30,017,866
Cost of sales	33,785,162	22,255,973

Gross margin	6,334,301	7,761,893

Operating expenses
Sales and marketing	9,474,668	8,471,507
General and administrative	10,216,757	7,495,811

Total operating expenses	19,691,425	15,967,318

Loss from operations	(13,357,124)	(8,205,425)

Other income (expense)
Interest expense (includes $667,323 and $312,276 to related parties for the years ended December 31, 2007 and 2006, respectively)	(1,500,958)	(994,315)
Other income (expense), net	(625,381)	104,608

Net other expense	(2,126,339)	(889,707)

Net loss	$(15,483,463)	$(9,095,132)

Basic and diluted net loss per share	$(1.80)	$(1.33)

Basic and diluted weighted-average common shares outstanding	8,604,876	6,832,066

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ (Deficiency) Equity

Years Ended December 31, 2007 and 2006

	Series A,B & C Preferred Stock	Series A,B & C Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2006	2,500,000	$2,500	6,398,239	$6,398	$12,733,214	$(10,498,197)	$2,243,915
Common shares issued for services	—	—	40,000	40	59,960	—	60,000
Return of shares previously issued for services	—	—	(40,000)	(40)	40	—	—
Common stock issued as partial consideration for acquisitions	—	—	500,000	500	764,500	—	765,000
Exercise of warrants	—	—	900,000	900	—	—	900
Sale of Series B Preferred-Stanford	3,000,000	3,000	—	—	5,997,000	—	6,000,000
Sale of Series C Preferred- Stanford	1,517,750	1,518	—	—	6,069,482	—	6,071,000
Stock option compensation	—	—	—	—	228,089	—	228,089
Net loss	—	—	—	—	—	(9,095,132)	(9,095,132)

Balance at December 31, 2006	7,017,750	7,018	7,798,239	7,798	25,852,285	(19,593,329)	6,273,772
Common shares issued for services	—	—	18,750	19	37,481	—	37,500
Repurchase of common shares for retirement	—	—	(1,100,000)	(1,100)	(328,900)	—	(330,000)
Return of common stock issued as partial consideration for acquisitions for retirement (Note 4)	—	—	(500,000)	(500)	(764,500)	—	(765,000)
Exercise of warrants	—	—	1,200,000	1,200	—	—	1,200
Sale of Series C Preferred- Stanford	482,250	482	—	—	1,928,518	—	1,929,000
Conversion of Series A Preferred Shares to Common Shares-Stanford	(1,000,000)	(1,000)	500,000	500	500	—	—
Conversion of Series B Preferred Shares to Common Shares-Stanford	(4,500,000)	(4,500)	2,250,000	2,250	2,250	—	—
Conversion of Series C Preferred Shares to Common Shares-Stanford	(2,000,000)	(2,000)	2,000,000	2,000	—	—	—
Stock option compensation	—	—	—	—	155,531	—	155,531
Net loss	—	—	—	—	—	(15,483,463)	(15,483,463)

Balance at December 31, 2007	—	$—	12,166,989	$12,167	$26,883,165	$(35,076,792)	$(8,181,460)

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,483,463)	$(9,095,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,333,707	1,406,671
Amortization of loan fees	—	35,417
Amortization of lease modification	330,000	—
Impairment loss on excess inventory	2,911,675	211,526
Loss on dissolution of minority interest	346,440	—
Minority interest in subsidiary	(109,840)	(100,528)
Common stock issued for services	37,500	60,000
Stock based compensation	155,531	228,089
Loss on disposal of fixed assets	417,216	1,459
Bad debt expense	534,675	141,757
Changes in assets and liabilities:
Accounts receivable	128,283	(17,863)
Inventories	209,502	(2,586,156)
Prepaid expenses and other current assets	(35,014)	118,168
Other assets	—	(8,345)
Accounts payable and accrued liabilities	(1,345,330)	500,428
Interest payable and accrued liabilities to related parties	94,155	477,717

Net cash used in operating activities	(9,474,963)	(8,626,792)

Cash flows from investing activities:
Purchases of property and equipment	(522,523)	(565,029)
Proceeds from sale of fixed assets	55,128	—
Contingent acquisition settlement to related party	15,254	(89,560)
Payment for non-compete agreement	(450,000)	—
Payment for the net assets of Burton, net of cash acquired of $4,143	—	(1,970,857)
Payment for the net assets of Devant	—	(2,993,000)
Settlement of lease – related party	(1,030,000)	—

Net cash used in investing activities	(1,932,141)	(5,618,446)

Cash flows from financing activities:
Borrowings under credit facility – related party	15,442,000	—
Net borrowings (repayments) under credit facility	(2,171,995)	3,083,203
Payments under capital lease obligations	(49,385)	(24,096)
Payment of note to bank	—	(59,307)
Repayment of notes to related parties	(3,800,000)	(1,225,000)
Repurchase of common stock	(330,000)	—
Proceeds from exercise of warrants – related party	1,200	900
Proceeds from sale of preferred stock – related party	1,929,000	12,071,000

Net cash provided by financing activities	11,020,820	13,846,700

Net decrease in cash	(386,284)	(398,538)
Cash, beginning of year	736,851	1,135,389

Cash, end of year	$350,567	$736,851

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2007	2006
Supplemental disclosures of cash flow information:
Interest paid	$1,174,688	$1,045,724

Income taxes paid	$57,574	$32,132

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment under capital lease obligations	$95,452	$84,695
Settlement of guarantees under purchase obligations:
Cancellation of long-term notes payable	$(1,485,000)	$—
Return and cancellation of common stock issued	(765,000)	—
Issuance of new long-term notes payable	1,890,000	—
Other long-term liability incurred	210,000	—

Change in purchase price	$(150,000)	$—

Net assets acquired and liabilities assumed of Burton:
Total purchase price	$—	$4,376,947
Less: cash consideration paid	—	(1,975,000)

Non-cash consideration	$—	$2,401,947

Notes Payable – Burton	$—	$1,225,000
Guarantee under purchase consideration	—	487,500
Common stock issued	—	512,500
Acquisition costs ($144,000 finder’s fee to Stanford and $32,947 for legal services)	—	176,947

Allocation of non-cash consideration	$—	$2,401,947

Net assets acquired and liabilities assumed of Devant:
Total purchase price	$—	$4,665,387
Less: cash consideration paid	—	(2,993,000)

Non-cash consideration	$—	$1,672,387

Notes Payable – Devant	$—	$400,000
Guarantee under purchase consideration	—	997,500
Common stock issued	—	252,500
Acquisition costs ($22,387 for legal services)	—	22,387

Allocation of non-cash consideration	$—	$1,672,387

See accompanying Notes to Consolidated Financial Statements.

ForeFront Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

ForeFront Holdings, Inc. (“ForeFront”), through both its direct and indirect wholly-owned subsidiaries, ForeFront (BVI), Ltd. (“ForeFront (BVI)”), ForeFront Group, Inc. (“ForeFront Group”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Devant, Inc. (“ForeFront Devant”) and ForeFront Multimedia, LLC, (“Multimedia”), each a Florida corporation, designs, decorates, markets and distributes golf bags and accessories to on-course pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate customers, original equipment manufacturers, international distributors and golf event sponsoring organizations primarily in the United States and Canada. The Company is based in Springfield, Tennessee, and conducts substantially all of its operations in Springfield, Tennessee, and Monroe, North Carolina.

On January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatham Plastic Ventures, Inc. (“Chatco”). Chatco was the Company’s largest provider of plastic bag tags and accessories. The Company made an aggregate investment in ForeFront Crellin of $500,000. ForeFront Crellin was dissolved on June 30, 2007 (see Note 22). The operations of ForeFront Crellin were consolidated with the Company since the date of acquisition.

ForeFront is the successor to Greenhold Group, Inc. (“GGI”), which was originally incorporated in the State of Florida on March 22, 1999. On October 15, 2004, ForeFront entered into a merger transaction with Golf Acquisition, Inc. (“GAI”) whereby GAI was merged with and into ForeFront. At the time of such merger, GAI simultaneously acquired substantially all of the operating assets and liabilities of the predecessor Miller Golf Company, LLC (“MGC”) and most of the net assets of the predecessor Datrek Professional Bags, Inc. (“DPB”). Stanford Venture Capital Holdings, Inc. (“SVCH”), prior to this transaction, was the 95% owner of MGC. In connection with the merger, SVCH agreed to purchase 2,250,000 shares of the Company’s common stock for an aggregate cash investment of $4,500,000, funded between October 2004 and January 2005. As a result of these transactions, SVCH became the controlling shareholder of the Company.

Since the completion of the transactions described above, SVCH has transferred a portion of its interests in ForeFront to Stanford International Bank, Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront whereby it has invested an aggregate of $23,500,000 and owns 81.6% of the Company’s issued and outstanding common stock at December 31, 2007 (see Note 11).

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton Golf, Inc. (“Burton”). Under the Burton Purchase Agreement, which was effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,000,000 at a future measurement date (see Note 3) and $176,947 of acquisition costs.

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

On December 26, 2007, the Company’s board of directors approved a series of agreements (the “Reorganization Plan”) under the terms of which the Company will reincorporate in the British Virgin Islands (the “Reincorporation Transaction”) and will reorganize its operations by divesting of its current operations and concurrently acquiring a broadband multimedia enterprise. See Note 2 for a further discussion.

Liquidity and Capital Resources

The Company has incurred net losses of $15.5 million and $9.1 million for the years ended December 31, 2007 and 2006,

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

respectively. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the Company’s revolving credit facility (as set forth in a Waiver and Sixth Amendment). In connection with the amendment of the loan agreement, the term was extended for an additional three-year period through October 2009, and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate was decreased from prime (7.25% at December 31, 2007) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and the facility continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2007, the balance of the line of credit was $4.9 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants, including, without limitation, restrictions on our ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of our capital stock, declare or pay dividends on shares of our capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to our officers and directors in excess of specified limits. The Company was in compliance with all covenants at December 31, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if it is not in compliance. However, management believes that, if necessary, the Company will be able to secure any such waivers.

On November 21, 2007, the Company obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. At December 31, 2007, borrowings under the SVCH facility totaled $15,442,000. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. The SVCH credit facility requires the Company to comply with certain covenants, including, without limitation, restrictions on its ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of our capital stock, declare or pay dividends on shares of its capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to its officers and directors in excess of specified limits. The Company was in compliance with all covenants at December 31, 2007.

Management believes cash balances on hand and cash generated from operations, the Company’s $32.5 million credit facility with SVCH, and the Company’s credit facility with FCC will be sufficient to fund the business requirements during the next 12 months. Historically, the Company has been, and currently continues to be, dependent on the funding it has received from Stanford. There can be no assurance that Stanford will continue this funding in the future. If necessary, the Company may be required to restructure its existing debt and/or raise capital through the future issuance of its securities.

As discussed below in Note 2, on December 26, 2007, the Company’s board of directors approved the Reorganization Plan under the terms of which the Company will reincorporate in the British Virgin Islands and will reorganize its operations by divesting of its current operations and concurrently acquiring a broadband multimedia enterprise. If the Reorganization Plan is completed, there can be no assurance that the Company will be able to fund the new business requirements and may be required to restructure its existing debt and/or raise capital through the future issuance of its securities.

Significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of ForeFront and both its direct and indirect wholly-owned subsidiaries ForeFront (BVI), ForeFront Group, Miller, ForeFront Burton, ForeFront Devant, Multimedia, as well as ForeFront Crellin, in which the Company owned a 50% interest until June 30, 2007. The results of operations of ForeFront Burton have been included since September 3, 2006, the effective date of the acquisition. The results of operations of ForeFront Devant have been included since December 3, 2006, the effective date of the acquisition. All significant intercompany balances and transactions have been eliminated.

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

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Allowance for Doubtful Accounts Receivable

The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. If the actual uncollected amounts exceed the estimated allowance, then additional allowances could be required. The allowance for doubtful accounts totaled $613,197 and $548,218 at December 31, 2007 and 2006, respectively.

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

Goodwill and Intangible Assets

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

Shipping Costs

Net sales include amounts billed to customers for shipping charges which totaled $1,720,404 and $1,267,245 for the years ended December 31, 2007 and 2006, respectively. The costs associated with shipping goods to customers are recorded as part of cost of sales.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense amounted to $385,414 and $280,003 for the years ended December 31, 2007 and 2006, respectively. These costs are included in sales and marketing expense in the consolidated statements of operations.

Foreign Currency

Approximately 5% of the Company’s sales are conducted in Canadian dollars. Conducting business in such currency exposes the Company to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Any gain or loss from conducting business with these customers is minimal and is reflected in Other income in the Company’s consolidated statement of operations.

Fair Value of Financial Instruments

At December 31, 2007, the carrying value of all financial instruments approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

Warranty Costs

The Company generally provides a warranty of one year on all products it sells to cover defects of workmanship and materials. The warranty provides for repair or replacement at the Company’s discretion. The Company estimates its warranty costs based on historical claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. Adjustments are made to the warranty reserve when the actual warranty claim experience differs from the estimates.

Concentrations of Credit Risk

In the normal course of business, the Company extends credit to its customers. The Company’s policy is generally not to require collateral or other security from a trade customer to offset potential credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. No one customer accounted for more than 10% of the Company’s sales in 2007 or 2006.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company purchases a large percentage of its products from Asia Pacific vendors. Of these vendors, two vendors represented approximately 18% and 17%, respectively, of 2007 consolidated purchases. Three vendors represented approximately 33%, 28%, and 14%, respectively, of 2006 consolidated purchases.

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

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of common stock equivalents would have been antidilutive. Common stock equivalents include shares issuable upon the exercise of stock options, shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options, warrants and preferred stock were 241,500 and 5,860,650 for 2007 and 2006, respectively.

Stock-Based Compensation

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on its consolidated financial position or results of operations.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated shareholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to its shareholders separately in our consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned business acquired in the future.

Reclassifications

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 2. Plan of Reorganization

On December 26, 2007, the Company’s board of directors approved the Reorganization Plan under the terms of which the Company will reincorporate in the British Virgin Islands and will reorganize its operations by divesting of its current operations and concurrently acquiring a broadband multimedia enterprise. This enterprise will consist of a cable set-top box and optical transceiver business, from Hisense Co. Ltd. (“Hisense”), a Chinese electronics manufacturer.

In order to accomplish the reincorporation, the Company has contributed substantially all of its assets and liabilities to its newly-formed wholly-owned subsidiary, ForeFront (BVI), a British Virgin Islands corporation, at December 31, 2007, and will merge with and into ForeFront (BVI) at the closing. Upon completion of the reincorporation, ForeFront will cease to exist and all of the outstanding shares of ForeFront common stock will be converted into the right to receive ordinary shares of ForeFront (BVI). Following the reincorporation, ForeFront (BVI) ordinary shares are expected to trade on the OTC Bulletin Board market. Immediately following or concurrently with the reincorporation of ForeFront, ForeFront (BVI) will sell its golf accessory marketing and distribution business to SVCH. This sale is referred to as the “Golf Sale Transaction”.

Immediately following, or concurrently with the reincorporation of ForeFront and the subsequent sale of its current operations, ForeFront (BVI) intends to complete the following acquisition transactions to acquire some of the broadband multimedia business currently conducted by Hisense:

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	a merger of Ligent International, Inc. with and into ForeFront (BVI) in exchange for the issuance to certain affiliates of Hisense of 6,489,061 ordinary shares of ForeFront (BVI);

•

a share exchange with Hisense and Qingdao Hisense Electronics Holding Ltd. under the terms of which they will transfer 100% of the ownership interest in Ligent Photonics, Inc. in exchange for the issuance to these entities of an aggregate of 6,489,061 ordinary shares of ForeFront (BVI); and

•

the acquisition of contract rights, customer lists, intellectual property, employees and certain other property and intangibles necessary to allow ForeFront (BVI) to acquire the cable set-top box distribution business (the “Set-Top Box Division Business”) of Qingdao Hisense Electric Co., in exchange for the issuance of 6,489,061 ordinary shares of ForeFront (BVI) and warrants to purchase 1,628,062 ordinary shares of ForeFront (BVI) at an exercise price equal to $4.93 per share.

In addition to the above transactions, the acquisition transactions will also include a merger of Broadband Multimedia Systems, Ltd., a British Virgin Islands corporation created by and receiving a $12.0 million capital infusion from Stanford, with and into ForeFront (BVI) in exchange for 1,400,000 ordinary shares of ForeFront (BVI), warrants to purchase 1,033,398 ordinary shares at an exercise price equal to $0.01 per ordinary share and warrants to purchase 1,628,062 ordinary shares at an exercise price equal to $4.93 per ordinary share, thereby infusing ForeFront (BVI) with the portion of the $12.0 million capital infusion remaining at the time of the merger.

Throughout this report the Company refers to the above-described transactions, collectively, as the Reorganization Plan. Ultimately, as a result of these transactions, the Company’s debt obligations to SVCH will be cancelled, its golf accessory marketing and distribution business will be sold, and ForeFront (BVI) will acquire a business with no significant debt and the necessary contracts, intellectual property and other intangibles necessary to allow ForeFront (BVI) to continue the broadband multimedia business being acquired from Hisense.

Ultimately, upon conclusion of the Reincorporation Transaction, the Golf Sale Transaction and the transactions contemplated in the Acquisition Proposals, the current shareholders of ForeFront, excluding Stanford, will hold 1.8% of the outstanding ordinary shares of ForeFront (BVI). The transferors of the new broadband multimedia business being acquired under the terms of the Acquisition Proposal will receive 80.0% in the aggregate of the outstanding ordinary shares of ForeFront (BVI). Stanford’s holdings in ForeFront (BVI) will ultimately comprise 18.2% of ForeFront (BVI)’s outstanding ordinary shares, including warrants which are exercisable at $0.01 per share into ordinary shares equal to 4.2% of the outstanding ordinary shares of ForeFront (BVI), one-half of which are anticipated to be transferred to certain employees of an affiliate of Stanford.

The Company anticipates that the shareholders of ForeFront, including Stanford, which hold, in the aggregate, approximately 95% of the outstanding voting securities of ForeFront, will execute a written consent approving the reincorporation and each of the above described transactions. As a result, no further action on the part of the shareholders of ForeFront will be required for the reincorporation or any of the above transactions to occur. This approval will become effective twenty days after the Company mails an information statement describing the action taken to its remaining shareholders.

The Company expects the transactions contemplated by the above agreements to be consummated in 2008. The closing of each of the above-referenced agreements is cross-conditioned on the substantially concurrent closing of each other agreement. The consummation of these transactions is subject to, among other things, the approval of the Company’s shareholders and certain Chinese governmental approvals.

On December 26, 2007, the Company’s board of directors also approved a one-for-five reverse stock split (the “Reverse Stock Split”) of the outstanding shares of the Company’s common stock, par value $0.001 per share. The Reverse Stock Split was required in the agreements as a condition to the closing of the transactions described above and will be effective prior to the closing date for these transactions. Thus, no common share or per share amounts presented have been adjusted to reflect the reverse stock split.

Note 3. Acquisitions and Pro Forma Information

On September 12, 2006, the Company, through ForeFront Burton, executed the Burton Purchase Agreement with Burton. Under the Burton Purchase Agreement, which was effective as of September 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Burton for an aggregate purchase price of $4,376,947. The purchase price consisted of $1,975,000 in cash, $1,225,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,000,000 at a future measurement date, and $176,947 of acquisition costs (see Note 4).

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On December 20, 2006, the Company, through ForeFront Devant, executed the Devant Purchase Agreement with Devant. Under the Devant Purchase Agreement, which was effective as of December 3, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Devant for an aggregate purchase price of $4,665,387. The purchase price consisted of $2,993,000 in cash, $400,000 in promissory notes, 250,000 shares of the Company’s common stock, representing a guaranteed value of $1,250,000 at a future measurement date, and $22,387 of acquisition costs (see Note 4).

The following table presents the unaudited pro forma consolidated results of operations of the Company, assuming the transactions discussed above had been consummated at the beginning of January 1, 2006. The results have been adjusted to account for the amortization of acquired intangibles, as well as other pro forma adjustments. The pro forma information presented below does not purport to represent what actual results would have been if the acquisitions occurred at January 1, 2006, nor does the information project results for any future period.

The unaudited pro forma consolidated financial information for the year ended December 31, 2006 is as follows:

Net sales	$42,329,236
Net loss	$(11,708,949)
Basic and diluted net loss per common share	$(1.60)
Basic and diluted weighted average common shares outstanding	7,332,066

Note 4. Settlement Transactions

On September 21, 2007, the Company completed an agreement with Ryan Holdings, Inc. (“Ryan Holdings”), the former owners of DPB. As part of this agreement, the Company paid the full balance of the existing long-term note payable of $3,200,000 and the related interest. Further, for the purchase price of $330,000, the Company reacquired, and subsequently retired, 1,100,000 shares of its common stock previously issued to Ryan Holdings. Also as part of the settlement, the Company’s lease of its executive offices and a distribution center was modified and the life of the lease term was shortened from October 2011 to July 2008. This modification was valued at $1,030,000. Such amount is being expensed over the remaining life of the lease. In addition, the agreement includes an 18-month non-compete agreement for Deborah and Dennis Ryan, the owners of Ryan Holdings. This agreement was valued at $450,000 and is included in intangibles on the Company’s consolidated balance sheet at December 31, 2007. The non-compete agreement will be amortized over the term of the agreement. Further, the Company satisfied its obligation under the $1,000,000 contingent consideration arrangement for $20,000. Finally, Deborah Ryan resigned as a member of the Company’s board of directors.

On September 21, 2007, the Company completed an agreement with Burton. As part of this agreement, Burton returned their 250,000 shares of the Company’s common stock, which the Company subsequently retired. In addition, the unsecured, long-term note payable issued by ForeFront to Burton with a remaining principal balance of $500,000 and the promissory note issued by ForeFront for the guaranteed value of the issued shares of $1,000,000 were cancelled. In exchange for the preceding, ForeFront Group issued Burton an unsecured, long-term note payable in the amount of $1,500,000, bearing interest at 8% per annum, payable quarterly. The principal is payable in installments of $500,000 on September 12, 2008 and $1,000,000 on September 12, 2009.

On September 21, 2007, the Company completed an agreement with Devant. As part of this agreement, Devant returned their 250,000 shares of the Company’s common stock, which the Company subsequently retired. In addition, the promissory note issued by ForeFront for the guaranteed value of the issued shares of $1,250,000 was cancelled. In exchange for the preceding, ForeFront Group issued Devant an unsecured, long-term note in the amount of $890,000, bearing interest at 6% per annum, payable at maturity. The principal is due on April 15, 2009. In addition, the Company agreed to pay an additional $210,000 to certain ForeFront Devant employees in April 2009.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5. Inventories, Net

Inventories are summarized as follows:

	December 31,
	2007	2006
Raw Materials	$507,362	$1,454,112
Finished goods	5,901,307	8,276,673

Total	$6,408,669	$9,730,785

Note 6. Property and Equipment, net

Property and equipment is summarized as follows:

	December 31,
	2007	2006
Machinery and equipment	$824,685	$1,430,092
Furniture and fixtures	1,083,726	1,205,605
Leasehold improvements	235,380	251,791
Product prototypes	196,252	160,847

	2,340,043	3,048,335
Less: Accumulated depreciation	(1,238,914)	(860,242)

	1,101,129	2,188,093
Construction in progress of fixtures and product prototypes	379,845	2,777

Total	$1,480,974	$2,190,870

Depreciation expense totaled $674,620 and $486,466 for the years ended December 31, 2007 and 2006, respectively. Amortization of capital lease assets is included in depreciation expense.

Note 7. Management and Director Equity Incentive and Compensation Plan

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

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2007 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the year ended December 31, 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense for the years ended December 31, 2007 and 2006 was $155,531 and $228,089, respectively. At December 31, 2007, there was $80,535 of total unrecognized compensation cost (at fair value) related to unvested share-based compensation arrangements granted under the Plan that will be recognized as an expense between January 2008 through June 2009.

Options to purchase 417,000 shares, with lives of 10-years, vesting ratably over a three-year period, were issued during 2006 to a group of eligible employees under terms of the Plan. These options have exercise prices ranging from $1.50 to $2.20. The weighted average fair value per share of these options was estimated to be $0.93 per share at the date of grant using the Black-Scholes option pricing model. Compensation expense generally must be recorded based on the fair value of the stock options over the vesting period. No options were issued during 2007.

Option activity was as follows for the years ended December 31, 2007 and December 31, 2006.

	Shares	Weighted- Average Exercise price	Aggregate Intrinsic Value
Outstanding at 1/1/06	302,250	$2.22
Granted	417,000	1.81
Forfeited/Cancelled	(37,000)	2.35

Outstanding at 12/31/06	682,250	$2.20
Granted	—	—
Forfeited/Cancelled	(440,750)	1.92

Outstanding at 12/31/07	241,500	$1.92	—

Exercisable at 12/31/07	105,667	$1.83	—

A further summary of options outstanding at December 31, 2007, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years
$ 2.20	145,500	7.8
$ 1.50	96,000	8.5

	241,500

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2007, there were 758,500 shares available for issuance under the Plan.

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

In calculating the fair values of the stock options, the following assumptions were used:

	Years Ended
	December 31, 2007	December 31, 2006
Dividend yield	—%	0%
Weighted average expected life (years)	—	5.0
Weighted average risk-free interest rate	—%	4.82%
Expected volatility	—%	70.52%

Note 8. Intangibles, net and Goodwill

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

On December 20, 2006 the Company acquired substantially all of the net assets of Devant and recorded intangibles including a customer list and two tradenames. As adjusted, the total consideration paid for Devant’s net assets was $4,515,387 and included $3,099,493 of intangible assets. The customer list is being amortized over three years. The Company considers the tradenames to have an indefinite life. As such, in accordance with SFAS 142, the tradenames, which have been valued at $1,110,190, will not be amortized and will be reviewed for impairment at least annually.

As discussed above in Note 4, on September 21, 2007, the Company secured a non-compete agreement with two of the Company’s former executive officers. The agreement was valued at $450,000 and will be amortized over the 18-month term of the agreement.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a summary of intangibles at December 31, 2007:

Description	Cost	Accumulated Amortization	Net Asset	Amortization for the Year Ended
				December 31, 2007	December 31, 2006
Customer Lists	$3,859,206	$2,029,295	$1,829,911	$1,246,326	$448,213
Amortized Trade Name	1,813,000	867,097	945,903	270,264	270,264
Customer Logo Database	120,742	68,382	52,360	56,365	16,023
Non-Compete Agreement	450,000	86,132	363,868	86,132	—

Amortized Intangibles	6,242,948	3,050,906	3,192,042	1,659,087	734,500
Non-Amortized Trade Names	2,089,190	—	2,089,190	—	—

Total	$8,332,138	$3,050,906	$5,281,232	$1,659,087	$734,500

On October 15, 2004, the Company recorded goodwill for its purchase of DPB in the amount of $361,503, and on September 12, 2006 the Company recorded goodwill for its purchase of ForeFront Burton in the amount of $186,154. Such amounts are not amortized but are reviewed annually for possible impairment. The Company has determined that there has been no impairment as of December 31, 2007.

Based on the carrying amount of the intangible assets as of December 31, 2007, the amortization expense for the next five years is estimated as follows:

Year Ended	Amount
2008	$1,623,272
2009	1,163,395
2010	270,264
2011	135,111

Total	$3,192,042

Note 9. Revolving Credit Facility

On October 18, 2004, the Company obtained a line of credit facility with FCC for a two-year term. The facility was amended in March 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (7.25% at December 31, 2007) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in accounts receivable, inventories, and other of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At December 31, 2007, the balance of the line of credit was $4.9 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants, including, without limitation, restrictions on our ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of our capital stock, declare or pay dividends on shares of our capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to our officers and directors in excess of specified limits. The Company was in compliance with all covenants at December 31, 2007. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if the Company is not in compliance. However, the Company believes that, if necessary, it will be able to secure any such waivers.

Note 10. Notes Payable to Related Parties

At December 31, 2007, the Company had an unsecured, long-term note payable to Burton in the amount of $1,500,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 payable on September 12, 2009.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2007, the Company had an unsecured, short-term, non interest bearing promissory note to Devant with a remaining principal balance of $50,000, payable on March 31, 2008.

At December 31, 2007, the Company had an unsecured, long-term promissory note to Devant in the principal amount of $890,000. This note bears interest at the rate of 6% per annum, payable at maturity. The principal is due on April 15, 2009.

Future minimum payments for the notes payable to related parties are as follows:

Year Ended	Amount
2008	$550,000
2009	1,890,000

Total	$2,440,000

Interest expense on notes payable to related parties totaled $277,803 and $312,276 for the years ended December 31, 2007 and 2006, respectively.

Note 11. Debt and Equity with Stanford

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

Under the Purchase Agreement, two shares of Series B Preferred Stock are convertible into one share of the Company’s common stock and are entitled to one vote per share. Stanford acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

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

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Under the Amendment each share of Series C Preferred Stock is convertible into one share of the Company’s common stock and is entitled to one vote per share. Stanford acquired (in various tranches) all of the authorized Series C Preferred Stock shares and all of the Series C Warrants. All Series C Warrants were exercised between January 2007 and March 2007.

On December 21, 2007, Stanford converted all of its Series A, Series B and Series C Preferred Stock shares into 4,750,000 shares of the Company’s common stock.

During the period from April 5, 2007 through November 21, 2007, SVCH advanced the Company an aggregate of $13,480,000. Of this amount, $5,030,000 was used to fund the transaction with Ryan Holdings discussed in Note 4 above. The remaining $8,450,000 was used for working capital purposes.

On November 21, 2007, the Company obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of December 31, 2007, borrowings under the SVCH facility totaled $15,442,000, which included the refinancing of the aforementioned borrowings from SVCH. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. The SVCH credit facility requires the Company to comply with certain covenants, including, without limitation, restrictions on its ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of its capital stock, declare or pay dividends on shares of its capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to its officers and directors in excess of specified limits. The Company was in compliance with all covenants at December 31, 2007.

In connection with the July 18, 2005 Securities Purchase Agreement, the Company was required to file a registration statement associated with the Series A Preferred Stock and the Warrants pursuant to a registration rights agreement. The required registration statement was filed on April 18, 2006. The Company is obligated to register the shares of common stock underlying the Series B Preferred Stock and the Warrants pursuant to a registration rights agreement within 90 days after the date of demand by the security holders. To date, no such demands have been made. The Company was obligated to register the shares of common stock underlying the Series C Preferred Stock and the Warrants pursuant to a registration rights agreement no later than June 30, 2007. In connection with the SVCH credit facility transaction discussed above, the Company’s obligation to register the shares of common stock underlying the Series C Preferred Stock and the Series C Warrants was deferred by SVCH through June 30, 2008.

If the Company does not file the registration statements on a timely basis or maintain an effective registration statement once it is declared effective, it must issue upon default and each month thereafter that the registration statement is not filed or maintained effective, warrants to purchase a number of shares of common stock equal to the number of shares of preferred stock held by the investors, including SVCH, as liquidating damages. The registration statement does not provide for any cash settlement alternative and the default may only be cured or settled by delivering a fixed number of warrants or shares of the Company’s common stock to these shareholders. The shares issuable as liquidated damages are applicable until such time as the shares to be registered may be sold under Rule 144.

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

Note 12. Income Taxes

As of December 31, 2007, the Company had federal net operating loss carryforwards of $26.1 million expiring in various years through 2027, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established due to the uncertainty as to their realizability in future periods.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s deferred tax assets and deferred tax liabilities (using a federal corporate income rate of approximately 34%) consisted of the following:

	December 31,
	2007	2006
Deferred tax assets: Operating loss carryforwards	$8,876,000	$6,628,000
Allowance for doubtful accounts	194,000	171,000
Inventory	1,553,000	500,000
Intangible assets	668,000	388,000
Property and equipment	10,000	—
Contributions	11,000	7,000
Warranty reserve	17,000	17,000

Total deferred tax assets	11,329,000	7,711,000
Deferred tax liabilities:
Property and equipment	—	(11,000)

Subtotal	11,329,000	7,700,000
Valuation Allowance	(11,329,000)	(7,700,000)

Net deferred tax assets	$—	$—

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2007 and 2006. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2007	2006
Tax benefit at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)%	(6.0)%
Valuation allowance	40.0%	40.0%

	—	—

The Company acquired $4.0 million of this net operating loss carryforward through the 2004 merger with GAI. Due to the restrictions imposed by the Internal Revenue Code of 1986, as amended, regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s federal net operating loss carryforwards will likely be limited as a result of cumulative changes in stock ownership. In addition, in connection with the Reorganization Plan discussed in Note 2, net operating loss carryforwards may be subject to substantial limitations created under Internal Revenue Code Section 382.

Note 13. Shareholders’ Equity

At December 31, 2007, the Company has authorized 500,000,000 shares of par value $0.001 common stock, with 12,166,989 shares issued and outstanding. Additionally, the Company has authorized 7,500,000 shares of preferred stock, with no shares of Series A, Series B or Series C convertible preferred stock issued and outstanding.

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

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Series A Preferred Stock- The Company has designated 1,000,000 shares of its preferred stock as Series A $2.00 convertible preferred stock. At December 31, 2007, none of these shares of Series A preferred stock are issued and outstanding. Each share of Series A preferred stock is convertible into one half share of ForeFront common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series A preferred stock, or (2) upon the closing of an underwritten public offering of ForeFront common stock registered under the Act at a public offering price equal to or exceeding $6.00 per share, which generates aggregate net proceeds to the Company equal to or exceeding $15,000,000.

Series B Preferred Stock- The Company has designated 4,500,000 shares of its preferred stock as Series B $2.00 convertible preferred stock. At December 31, 2007, none of these shares of Series B preferred stock are issued and outstanding. Each share of Series B preferred stock is convertible into one half share of ForeFront common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series B preferred stock, or (2) upon the closing of an underwritten public offering of the Company common stock registered under the Act at a public offering price equal to or exceeding $6.00 per share, which generates aggregate net proceeds to the Company equal to or exceeding $15,000,000.

Series C Preferred Stock- The Company has designated 2,000,000 shares of its preferred stock as Series C $4.00 convertible preferred stock. At December 31, 2007, none of these shares of Series C preferred stock are issued and outstanding. Each share of Series C preferred stock is convertible into one share of ForeFront common stock. The preferred shares are convertible at the option of a preferred shareholder at any time. In addition, the preferred shares are automatically converted upon the earlier of: (1) the date specified by a vote or written consent of holders of at least two-thirds of the then outstanding shares of the Series B preferred stock, or (2) upon the closing of an underwritten public offering of the Company common stock registered under the Act at a public offering price equal to or exceeding $6.00 per share, which generates aggregate net proceeds to the Company equal to or exceeding $15,000,000.

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

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Note 14. Equity Transactions

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

Stanford acquired (in various tranches) 1,517,750 shares of Series C Preferred Stock for $6,071,000 and was issued 910,650 of the Series C Warrants during the year ended December 31, 2006. Stanford acquired (in various tranches) 482,250 shares of Series C Preferred Stock for $1,929,000 and was issued 289,350 Series C Warrants during the year ended December 31, 2007. All Series C Warrants were exercised between January 2007 and March 2007.

On December 21, 2007, Stanford converted all of its Series A, Series B and Series C Preferred Stock shares into 4,750,000 shares of the Company’s common stock.

As discussed in Note 4, on September 21, 2007, the Company completed an agreement with Ryan Holdings. As part of this agreement, for the purchase price of $330,000, the Company reacquired, and subsequently retired, 1,100,000 shares of its common stock previously issued to Ryan Holdings.

On September 12, 2006, in connection with the acquisition of the net assets of Burton, the Company issued 250,000 shares of its common stock to Burton, valued at $512,500 ($2.05 per share), as part of the purchase price for the assets of Burton. As discussed in Note 4, on September 21, 2007, the Company completed an agreement with Burton. As part of this agreement, Burton returned their 250,000 shares of the Company’s common stock, which the Company subsequently retired.

On December 20, 2006, in connection with the acquisition of the net assets of Devant, the Company issued 250,000 shares of its common stock to Devant, valued at $252,500 ($1.01 per share), as part of the purchase price for the net assets of Devant. As discussed in Note 4, on September 21, 2007, the Company completed an agreement with Devant. As part of this agreement, Devant returned their 250,000 shares of the Company’s common stock, which the Company subsequently retired.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 15. Commitments and Contingencies

The Company leases its offices, storage/warehouse space and certain equipment under operating leases and a small amount of equipment under capital leases. Rent expense charged to operations totaled $1,467,853 for 2007 and $904,807 for 2006.

Concurrent with the DPB acquisition on October 18, 2004, the Company entered into a lease agreement with Ryan Holdings (a related party) for the real estate occupied by the Company’s production, distribution, and administration operations. The shareholders of Ryan Holdings are Dennis and Deborah Ryan, who are husband and wife. Through September 21, 2007, Deborah Ryan was a member of the Company’s board of directors and was the Executive Vice President of Datrek Brand Management until her separation from the Company on April 13, 2006. Dennis Ryan was President of the Off-Course division until his separation from the Company on May 26, 2006. The Company leases this property and facility, which includes approximately 14.06 acres, pursuant to a lease through July 31, 2008. The lease provides for current monthly rent payments in the amount of $54,646. The Company has an additional lease agreement for the executive offices, pursuant to a lease with a term from August 1, 2008 through October 31, 2008. This lease provides for monthly rent payments in the amount of $16,667. The lease requires the Company to pay property taxes, insurance, maintenance, and utility expenses related to occupancy of the premises. Rent expense charged to operations related to this agreement totaled $968,191 for 2007, including $330,000 amortization of a lease modification, and $623,447 for 2006.

Concurrent with the Burton acquisition on September 12, 2006, the Company entered into a lease agreement with Burton for the ForeFront Burton facility, which included production and distribution operations. The lease term expired June 30, 2007 and provided for monthly rent payments of $14,000, plus taxes and insurance. The Company vacated this facility during July 2007. A senior vice president of ForeFront Group is also a shareholder of Burton. Rent expense charged to operations related to this agreement totaled $133,398 for 2007 and $124,802 for 2006.

Concurrent with the Devant acquisition on December 20, 2006, the Company entered into a lease agreement with Jimini, a real estate holding partnership, for the ForeFront Devant facility, which includes production, distribution and administrative operations. The lease has an initial term of four years and provides for monthly rent payments of $16,750, plus taxes and insurance. A former ForeFront Devant officer is a principal shareholder in Jimini. Rent expense charged to operations related to this agreement totaled $201,000 for 2007 and $16,750 for 2006.

Minimum future rental payments under all non-cancelable operating and capital leases are summarized as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2008	$99,405	$676,250
2009	52,904	270,862
2010	43,522	245,538
2011	14,344	1,386
2012 and thereafter	—	—

Total minimum payments	210,175	$1,194,036

Less: interest	22,712

Present value of minimum lease payments	187,463
Less: current portion	86,438

Long-term portion	$101,025

The gross amount of property and equipment recorded under capital leases at December 31, 2007 was $235,309.

In March 2005, the Company received notice from the IUE-CWA Pension Fund notifying the Company that it is responsible for funding a pension plan liability relating to Miller in the amount of $462,000, discounted at the annual interest rate of 5.65%. A provision for the full amount has been established and quarterly payments of approximately $9,674 are due through the first quarter of 2025.

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On April 19, 2007, ForeFront Group entered into an employment agreement with Richard Allen Oleksyk. Mr. Oleksyk serves as the President and Chief Operating Officer of ForeFront Group. As amended, the employment agreement provides for an annual base salary of $225,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our board of directors and options to purchase 500,000 shares of ForeFront Group’s common stock. None of these options were granted or issued during the year ended December 31, 2007.

On November 1, 2007, ForeFront Group entered into an employment agreement with J. Stan Harris. Mr. Harris serves as the Chief Executive Officer of ForeFront Group. The employment agreement provides for an annual base salary of $318,600 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by our board of directors and options to purchase 1,764,706 shares of ForeFront Group’s common stock. None of these options were granted or issued during the year ended December 31, 2007.

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

Note 16. Defined Contribution Plan

The Company sponsors a combined 401(k) savings and profit sharing plan. As of December 31, 2007, this plan covers substantially all full-time, non-ForeFront Devant employees. The plan allows for the Company to make discretionary matching contributions. In addition, the plan allows for the Company to make discretionary profit-sharing contributions. Employer discretionary matching contributions totaling $130,969 and $145,298 were charged to operations for the years ended December 31, 2007 and 2006, respectively. There were no discretionary profit sharing contributions in 2007 or 2006.

Note 17. Litigation

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

Note 18. Related Party Transactions

Under the DPB Purchase Agreement, Ryan Holdings, the successor of DPB, was entitled to a contingent payment of up to $1.0 million based on the assembly and distribution of certain golf bags. Payments made under this contingent obligation were $40,668 and $106,921 in 2007 and 2006, respectively. All obligations associated with this contingent obligation were satisfied as part of the transactions discussed in Note 4 above.

Note 19. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain business units. Revenues for these units are as follows:

	For the Year Ended
	December 31, 2007	December 31, 2006
Off-Course	$13,379,433	$16,481,763
On-Course	7,535,930	6,793,000
Premium-OEM-Internet	8,303,252	4,161,413
International	3,659,654	2,170,084
Sport Towels	7,241,194	411,606

	$40,119,463	$30,017,866

FOREFRONT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 20. Departure of Principal Officers

On April 13, 2006, Deborah Ryan, Executive Vice President of ForeFront, separated from the Company. In addition, Dennis Ryan, President of the Off-Course division, separated from the Company with an effective date of May 26, 2006. Under the terms of her employment agreement, Deborah Ryan was entitled to continue to receive her base salary for a period of 12 months along with certain other benefits. Under the terms of his employment agreement, Dennis Ryan was entitled to continue to receive his base salary for a period of 12 months along with certain other benefits. During the year ended December 31, 2006, the Company recorded an expense of $350,000 in relation to these agreements. This obligation was paid in full during the year ended December 31, 2007. At December 31, 2006, $115,649 remained unpaid and is reflected as an accrued liability to related parties in the accompanying consolidated balance sheet.

On June 25, 2007, Michael S. Hedge, the Company’s Chief Executive Officer and a member of the Company’s board of directors, separated from the Company. In connection with Mr. Hedge’s separation from the Company, the Company agreed to provide severance payments representing his base salary for a period of twelve months along with certain other benefits. During the year ended December 31, 2007, the Company recorded an expense of $250,750 in relation to this agreement. At December 31, 2007, $122,977 remains unpaid and is reflected as an accrued liability in the accompanying consolidated balance sheet.

On July 20, 2007, J. Max Waits, the Company’s Executive Vice President and Chief Operating Officer, separated from the Company. In connection with Mr. Waits’ separation from the Company, the Company agreed to provide severance payments representing his base salary for a period of twelve months along with certain other benefits. During the year ended December 31, 2007, the Company recorded an expense of $197,193 in relation to this agreement. At December 31, 2007, $111,747 remains unpaid and is reflected as an accrued liability in the accompanying consolidated balance sheet.

On December 5, 2007, Randall J. Frapart, the Company’s Executive Vice President and Chief Financial Officer, separated from the Company. In connection with Mr. Frapart’s separation from the Company, the Company agreed to provide severance payments representing his base salary for a period of twelve months along with certain other benefits. During the year ended December 31, 2007, the Company recorded an expense of $197,870 in relation to this agreement. At December 31, 2007, $192,366 remains unpaid and is reflected as an accrued liability in the accompanying consolidated balance sheet.

Note 21. Closure of Ft. Walton Beach Facility

In July 2007, the Company vacated the Ft. Walton Beach, Florida facility that had been leased from Burton since September 2006. The Company consolidated the operations of its Ft. Walton Beach, Florida location into its Springfield, Tennessee facility in order to eliminate the redundancy of functions in both locations. As part of this consolidation, the Company recognized $715,647 of expense in the second quarter of 2007. This amount included the impairment of fixed assets that were no longer going to be used of $261,100, the impairment of inventory that was considered excess and obsolete of $372,700 and severance costs of $81,847.

Note 22. Dissolution of ForeFront Crellin

As discussed in Note 1, on January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatco. The Company made an aggregate investment in ForeFront Crellin of $500,000. ForeFront Crellin was dissolved on June 30, 2007. As of that date, the Company had recognized $153,560 of operating losses. The remaining investment of $346,440 was written off and is reflected in other expense, net on the Company’s Consolidated Statements of Operations for year ended December 31, 2007.