Form 10-Q
period 2008-03-29
FOREFRONT HOLDINGS, INC.
filed 2008-05-13
CIK 1103121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 29, 2008

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

The number of shares of common stock outstanding on May 5, 2008 was 12,166,989.

FOREFRONT HOLDINGS, INC.

PART I - Financial Information

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$199,503	$350,567
Accounts receivable, net	5,592,354	5,727,451
Inventories, net	5,794,102	6,408,669
Prepaid expenses and other current assets	759,653	1,290,923

Total current assets	12,345,612	13,777,610

Property and equipment, net	3,020,937	1,480,974
Intangibles, net	4,875,414	5,281,232
Goodwill	547,657	547,657
Other assets	4,187	2,612

Total assets	$20,793,807	$21,090,085

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Revolving credit facility	$2,908,135	$4,929,329
Accounts payable and accrued liabilities	3,946,484	4,817,249
Interest payable and accrued liabilities to related parties	1,004,115	835,858
Current portion of notes payable to related parties	500,000	550,000
Current portion of capital lease obligations	84,508	86,438

Total current liabilities	8,443,242	11,218,874

Credit facility with related party	21,192,000	15,442,000
Notes payable to related parties, less current portion	1,890,000	1,890,000
Capital lease obligations, less current portion	84,509	101,025
Accrued pension liability, less current portion	405,759	409,646
Other liabilities to related parties	210,000	210,000

Total liabilities	32,225,510	29,271,545

Commitments and contingencies

Shareholders’ deficiency:
Series A Convertible Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible Preferred stock, $.001 par value; 4,500,000 shares authorized; no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 500,000,000 shares; 12,166,989 shares issued and outstanding	12,167	12,167
Additional paid-in capital	26,896,259	26,883,165
Accumulated deficit	(38,340,129)	(35,076,792)

Total shareholders’ deficiency	(11,431,703)	(8,181,460)

Total liabilities and shareholders’ deficiency	$20,793,807	$21,090,085

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 29, 2008	March 31, 2007
Net sales	$8,053,260	$10,136,407
Cost of sales	6,309,793	7,815,683

Gross margin	1,743,467	2,320,724

Operating expenses
Sales and marketing	1,921,831	2,617,988
General and administrative	2,532,895	2,329,273

Total operating expenses	4,454,726	4,947,261

Loss from operations	(2,711,259)	(2,626,537)

Other income (expense)
Interest expense (includes related party expense of $408,105 (2008) and $80,681 (2007)	(522,404)	(305,678)
Other income (expense), net	(29,674)	40,034

Net other expense	(552,078)	(265,644)

Net loss	$(3,263,337)	$(2,892,181)

Basic and diluted net loss per common share	$(0.27)	$(0.34)

Basic and diluted weighted average common shares outstanding	12,166,989	8,613,421

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(3,263,337)	$(2,892,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588,477	546,626
Amortization of lease modification	300,000	—
Minority interest in subsidiary	—	(39,461)
Common stock issued for services	—	37,500
Stock based compensation	13,094	54,269
Bad debt expense	63,146	84,981
Loss on disposal of fixed assets	1,790	—
Changes in assets and liabilities:
Accounts receivable	71,952	(1,547,978)
Inventories	614,567	(137,625)
Prepaid expenses and other current assets	231,270	(88,651)
Other assets	(1,577)	(40,000)
Accounts payable and accrued liabilities	(874,651)	175,171
Interest payable and accrued liabilities to related parties	168,257	(213,835)

Net cash used in operating activities	(2,087,012)	(4,061,184)

Cash flows from investing activities:
Purchases of property and equipment	(1,724,912)	(81,100)
Proceeds from sale of fixed assets	500	—
Contingent acquisition settlement to related party	—	5,905

Net cash used in investing activities	(1,724,412)	(75,195)

Cash flows from financing activities:
Borrowings under credit facility – related party	5,750,000	—
Net borrowings (repayments) under credit facility	(2,021,194)	1,632,444
Payments under capital lease obligations	(18,446)	(17,224)
Repayment of note to related party	(50,000)	—
Proceeds from exercise of warrants – related party	—	1,200
Proceeds from sale of preferred stock – related party	—	1,929,000

Net cash provided by financing activities	3,660,360	3,545,420

Net decrease in cash	(151,064)	(590,959)
Cash, beginning of period	350,567	736,851

Cash, end of period	$199,503	$145,892

Supplemental disclosures of cash flow information:
Interest paid	$158,240	$314,098

Income taxes paid	$12,800	$8,994

See the accompanying Notes to Condensed Consolidated Financial Statements.

FOREFRONT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

ForeFront Holdings, Inc. (“ForeFront” or “the Company”), through both its direct and indirect wholly-owned subsidiaries ForeFront (BVI) Ltd. (“ForeFront (BVI)”), ForeFront Group Inc. (“ForeFront Group”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), ForeFront Devant, Inc. (“ForeFront Devant”) and ForeFront Multimedia, LLC, (“Multimedia”), each a Florida corporation, designs, decorates, markets and distributes golf bags and golf accessories to on-course pro shops and off-course golf specialty stores, sporting goods stores, mass merchandisers, corporate customers, original equipment manufacturers, international distributors and golf event sponsoring organizations primarily in the United States and Canada. The Company is based in Springfield, Tennessee, and conducts substantially all of its operations in Springfield, Tennessee, and Monroe, North Carolina.

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

Since the completion of the transactions described above, SVCH has transferred its interests in ForeFront to Stanford International Bank Ltd. (“Stanford”). Stanford has entered into several securities purchase agreements with ForeFront whereby it has invested an aggregate of $23,500,000, and owns 81.6% of the Company’s issued and outstanding common stock at March 29, 2008 (see Note 10).

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

On December 26, 2007, the Company’s board of directors approved a series of agreements (the “Reorganization Plan”) under the terms of which the Company will reincorporate in the British Virgin Islands and will reorganize its operations by divesting of all of its existing assets and liabilities and concurrently acquiring a Chinese broadband multimedia enterprise. See Note 2 for a further discussion.

Liquidity and Capital Resources

The Company incurred net losses of $3.3 million and $2.9 million for the three months ended March 29, 2008 and March 31, 2007, respectively. On March 13, 2006, the Company and First Capital Corporation, LLC (“FCC”) amended the Company’s revolving credit facility (as set forth in a Waiver and Sixth Amendment). In connection with the amendment of the loan agreement, the term was extended for an additional three-year period through October 2009, and the maximum credit limit was increased from $7.5 million to $10.5 million. The interest rate decreased from prime (5.25% at March 29, 2008) plus 2.5% to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date and the facility continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in substantially all of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At March 29, 2008, the balance of the line of credit was $2.9 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants, including, without limitation, restrictions on the ability to engage in mergers, incur additional debts or liens, repurchase or otherwise redeem shares of its capital stock, declare or pay dividends on shares of its capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to its officers and directors in excess of specified limits. The Company was in compliance with all covenants at March 29, 2008. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future or that FCC will provide waivers if the Company is not in compliance.

On November 21, 2007, the Company obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. At March 29, 2008, borrowings under the SVCH facility totaled $21,192,000. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. The SVCH credit facility requires the Company to comply with certain covenants, including, without limitation, restrictions on the ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of its capital stock, declare or pay dividends on shares of its capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to its officers and directors in excess of specified limits. The Company was in compliance with all covenants at March 29, 2008.

Management believes cash balances on hand, cash generated from operations and borrowings from the Company’s $32.5 million credit facility with SVCH and the Company’s credit facility with FCC will be sufficient to fund the business requirements during the next twelve months or until the transactions contemplated by the Reorganization Plan are completed. Historically, the Company has been, and currently continues to be, dependent on the funding it has received from Stanford. There can be no assurance that Stanford will continue this funding in the future. If necessary, the Company may be required to restructure its existing debt and/or raise capital through the future issuance of its securities.

As discussed below in Note 2, on December 26, 2007, the Company’s board of directors approved the Reorganization Plan under the terms of which the Company will reincorporate in the British Virgin Islands and will reorganize its operations by divesting of all of its existing assets and liabilities and concurrently acquiring a Chinese broadband multimedia enterprise. If the Reorganization Plan is completed, there can be no assurance that the Company will be able to fund the new business requirements and may be required to again leverage its operations or raise capital through the future issuance of its securities.

Significant accounting policies are as follows:

Net Loss Per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of common stock equivalents would have been anti-dilutive. Common stock equivalents include shares issuable upon the exercise of stock options, shares issuable upon the exercise of warrants and shares issuable upon the conversion of preferred stock. Total outstanding common stock equivalents related to stock options, warrants and preferred stock were 139,500 at March 29, 2008 and 5,429,500 at March 31, 2007, respectively.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ForeFront and both its direct and indirect wholly-owned subsidiaries, ForeFront (BVI), ForeFront Group, Miller, ForeFront Burton, ForeFront Devant and Multimedia, as well as ForeFront Crellin, in which the Company owned a 50% interest until June 30, 2007. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 29, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2008.

The Company reports its financial results on the basis of thirteen-week quarters, each ending on the nearest Saturday to the calendar quarter end, with the exception of the first quarter, which begins on January 1, and the fourth quarter, which ends on December 31. The first quarter of 2008 and 2007 ended on March 29 and March 31, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect these remaining aspects to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS 159 effective January 1, 2008, and this adoption did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Note 2. Plan of Reorganization

On December 26, 2007, the Company’s board of directors approved the Reorganization Plan under the terms of which the Company will reincorporate in the British Virgin Islands and will reorganize its operations by divesting of all of its existing assets and liabilities and concurrently acquiring a broadband multimedia enterprise. The broadband multimedia enterprise will consist of a cable set-top box and optical transceiver business, from Hisense Co. Ltd. (“Hisense”), a Chinese electronics manufacturer.

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

the acquisition of contract rights, customer lists, intellectual property, employees and certain other property and intangibles necessary to allow ForeFront (BVI) to acquire the cable set-top box distribution business of Qingdao Hisense Electric Co., in exchange for the issuance of 6,489,061 ordinary shares of ForeFront (BVI) and warrants to purchase 1,628,062 ordinary shares of ForeFront (BVI) at an exercise price equal to $4.93 per share.

In addition to the above transactions, the acquisition transactions will also include a merger of Broadband Multimedia Systems, Ltd., a British Virgin Islands corporation created by and receiving a $12.0 million capital infusion from Stanford, with and into ForeFront (BVI) in exchange for 2,433,398 ordinary shares of ForeFront (BVI) and warrants to purchase 1,628,062 ordinary shares at an exercise price equal to $4.93 per ordinary share, thereby infusing ForeFront (BVI) with the portion of the $12.0 million capital infusion remaining at the time of the merger.

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

Ultimately, upon conclusion of the Reorganization Plan, the Golf Sale Transaction and the transactions contemplated in the acquisition proposals, the current shareholders of ForeFront, excluding Stanford, will hold 3.9% of the outstanding ordinary shares of ForeFront (BVI). The transferors of the new broadband multimedia business being acquired under the terms of the Reorganization Plan will receive 80.0% in the aggregate of the outstanding ordinary shares of ForeFront (BVI). Stanford’s holdings in ForeFront (BVI) will ultimately comprise 16.1% of ForeFront (BVI)’s outstanding ordinary shares.

The Company anticipates that shareholders of ForeFront, including Stanford, which hold, in the aggregate, approximately 95% of the outstanding voting securities of ForeFront, will execute a written consent approving the reincorporation and each of the above described transactions. As a result, no further action on the part of the shareholders of ForeFront will be required for the reincorporation or any of the above transactions to occur. This approval will become effective twenty days after the Company mails an information statement describing the action taken to its remaining shareholders.

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

Note 3. Settlement Transactions

On September 21, 2007, the Company completed an agreement with Ryan Holdings, Inc. (“Ryan Holdings”), the former owners of DPB. As part of this agreement, the Company paid the full balance of the existing long-term note payable of $3,200,000 and the related interest. Further, for the purchase price of $330,000, the Company reacquired, and subsequently retired, 1,100,000 shares of its common stock previously issued to Ryan Holdings. Also as part of the settlement, the Company’s lease of its executive offices and a distribution center was modified and the life of the lease term was shortened from October 2011 to July 2008. This modification was valued at $1,030,000. Such amount is being expensed over the remaining life of the lease. In addition, the agreement includes an 18-month non-compete agreement for Deborah and Dennis Ryan, the owners of Ryan Holdings. This agreement was valued at $450,000 and is included in intangibles on the Company’s condensed consolidated balance sheet at March 29, 2008. The non-compete agreement is being amortized over the term of the agreement. Further, the Company satisfied its remaining obligation under the $1,000,000 contingent consideration arrangement for $20,000. Finally, Deborah Ryan resigned as a member of the Company’s board of directors.

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

On September 21, 2007, the Company completed an agreement with Devant. As part of this agreement, Devant returned their 250,000 shares of the Company’s common stock, which the Company subsequently retired. In addition, the promissory note issued by ForeFront for the guaranteed value of the issued shares of $1,250,000 was cancelled. In exchange for the preceding, ForeFront Group issued Devant an unsecured, long-term note payable in the amount of $890,000, bearing interest at 6% per annum, payable at maturity. The principal is due on April 15, 2009. In addition, the Company agreed to pay an additional $210,000 to certain ForeFront Devant employees in April 2009.

Note 4. Inventories, net

Inventories at March 29, 2008 and December 31, 2007 are summarized as follows:

	March 29, 2008	December 31, 2007
Raw materials	$320,442	$507,362
Finished goods	5,473,660	5,901,307

	$5,794,102	$6,408,669

Note 5. Property and Equipment, net

Property and equipment at March 29, 2008 and December 31, 2007 is summarized as follows:

	March 29, 2008	December 31, 2007
Machinery and equipment	$884,172	$824,685
Furniture and fixtures	1,092,721	1,083,726
Leasehold improvements	235,380	235,380
Product prototypes	196,252	196,252

	2,408,525	2,340,043
Less: Accumulated depreciation	(1,121,988)	(1,238,914)

	1,286,537	1,101,129
Construction in progress	1,734,400	379,845

	$3,020,937	$1,480,974

Construction in progress consists of equipment, leasehold improvements and engineering costs associated with the Company’s new distribution facility in Baldwyn, Mississippi. The Company expects the facility to be operational beginning in the third quarter of 2008. Depreciation expense totaled $182,659 and $135,780 for the three-month periods ended March 29, 2008 and March 31, 2007, respectively. Amortization of capital leases is included in depreciation expense.

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

Effective January 1, 2006, the Company adopted SFAS 123R, “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS 123R”) which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), and in December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), both relating to SFAS 123R. The Company has applied the provisions of SAB 107 and SAB 110 in its adoption of SFAS 123R.

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three-month periods ended March 29, 2008 and March 31, 2007, respectively, includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month periods ended March 29, 2008 and March 31, 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The compensation expense for the three-month periods ended March 29, 2008 and March 31, 2007 was $13,094 and $54,269, respectively. At March 29, 2008, there was $30,139 of total unrecognized compensation cost (at fair value) related to unvested share-based compensation arrangements granted under the Plan that will be recognized as an expense between April 2008 through June 2009.

Option activity was as follows for the three-month period ended March 29, 2008:

	Shares	Weighted- Average Exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	241,500	$1.92
Granted	—	—
Forfeited/Cancelled	(102,000)	1.51

Outstanding at March 29, 2008	139,500	$1.97	—

Exercisable at March 29, 2008	77,667	$1.94	—

A further summary of options outstanding at March 29, 2008, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years
$ 2.20	93,500	7.4
$ 1.50	46,000	8.2

	139,500

Shares available for issuance under the Plan were 860,500 at March 29, 2008.

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

The fair value of each option award is estimated on the date of grant utilizing certain assumptions. Expected volatilities are based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination with the evaluation model. The expected terms of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Note 7. Intangibles, net and Goodwill

On October 15, 2004, the Company acquired DPB and recorded intangibles, including a customer list and a registered tradename. The total consideration paid for DPB’s net assets was $6,471,000 and included $2,632,000 of intangible assets. The customer list is being amortized over three years. The tradename is being amortized over its legal life, which expires in April 2011.

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

The following is a summary of intangibles at March 29, 2008:

		Accumulated		Amortization for the Three Months Ended
Description	Cost	Amortization	Net Asset	March 29, 2008	March 31, 2007
Customer Lists	$3,859,206	$2,279,457	$1,579,749	$250,162	$325,884
Amortized Trade Name	1,813,000	934,663	878,337	67,566	67,566
Customer Logo Database	120,742	81,472	39,270	13,090	17,396
Non-Compete Agreement	450,000	161,132	288,868	75,000	—

Amortized Intangibles	6,242,948	3,456,724	2,786,224	405,818	410,846
Non-Amortized Trade Names	2,089,190	—	2,089,190	—	—

Total	$8,332,138	$3,456,724	$4,875,414	$405,818	$410,846

On October 15, 2004, the Company recorded goodwill for its purchase of DPB in the amount of $361,503, and on September 12, 2006 the Company recorded goodwill for its purchase of the net assets of Burton in the amount of $186,154. Such amounts are not amortized but are reviewed annually for possible impairment.

The Company has determined that there has been no impairment of intangibles or goodwill as of March 29, 2008.

Note 8. Revolving Credit Facility

On October 18, 2004, the Company obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (5.25% at March 29, 2008) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in substantially all of the Company’s assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At March 29, 2008, the balance of the line of credit was $2.9 million. The revolving credit facility from FCC continues to require the Company to comply with certain covenants, including, without limitation, restrictions on the ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of its capital stock, declare or pay dividends on shares of its capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to its officers and directors in excess of specified limits. The Company was in compliance with all covenants at March 29, 2008. There can be no assurance that the Company will be in compliance with the above-mentioned covenants in the future and there can be no assurance that FCC will provide waivers if the Company is not in compliance.

Note 9. Note Payables to Related Parties

At March 29, 2008, the Company had an unsecured, long-term note payable to Burton in the amount of $1,500,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 payable on September 12, 2009.

At March 29, 2008, the Company had an unsecured, long-term promissory note to Devant in the principal amount of $890,000. This note bears interest at the rate of 6% per annum, payable at maturity. The principal is due on April 15, 2009.

Note 10. Debt and Equity with Stanford

On July 18, 2005, the Company entered into a Securities Purchase Agreement in which Stanford agreed to make an aggregate investment of $2,000,000, in the form of an 8% Subordinated Convertible Debenture (the “Debenture”). Under the terms of the Securities Purchase Agreement, the Company agreed to authorize a class of Series A preferred stock, into which Stanford could convert the Debenture at a ratio of $2.00 per share. Each share of preferred stock was convertible into one-half share of the Company’s common stock and had a liquidation preference of $2.00 per preferred share. Holders of the preferred stock were entitled to vote with the holders of the Company’s common stock on all matters. The Company also issued to Stanford five-year warrants (exercisable at $.001 par value per share) to purchase 300,000 shares of the Company’s common stock. These warrants were exercised on November 30, 2005. The Company allocated $1,337,987 of the proceeds of the $2,000,000 investment to the Debenture and $662,013 of the proceeds to the warrants. The fair value of the warrants was recorded as a debt discount to the Debenture. The Company also recorded a debt discount of $312,013 representing a beneficial conversion feature of the Debenture instrument. On November 30, 2005, Stanford exchanged the Debenture for 1,000,000 shares of Series A preferred stock. The total debt discounts of $974,026 were amortized through November 2005 with the balance charged to interest expense upon conversion of the Debenture into preferred stock in November 2005.

On November 30, 2005, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Stanford. The Purchase Agreement provided for purchases at any time within two years from the date of the Purchase Agreement of up to an aggregate of 4,500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $2.00 per share of Series B Preferred Stock, or $9,000,000, and issuance of five-year warrants to purchase up to 1,350,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series B Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested. Under the Purchase Agreement, two shares of Series B Preferred Stock were convertible into one share of the Company’s common stock and were entitled to one vote per preferred share. Stanford acquired (in various tranches) all of the authorized Series B Preferred Stock shares and all of the Series B Warrants. All Series B Warrants were exercised between November 2005 and October 2006.

On December 20, 2006, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”) with Stanford. The Amendment provided for purchases of up to an aggregate of 2,000,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $4.00 per share of Series C Preferred Stock, or $8,000,000, and issuance of five-year warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Series C Warrants”) in various installments, in order to provide the Company with funds for acquisitions and working capital, subject to Stanford’s final approval of each installment requested. Under the Amendment, each share of Series C Preferred Stock was convertible into one share of the Company’s common stock and was entitled to one vote per share. Stanford acquired (in various tranches) all of the authorized Series C Preferred Stock shares and all of the Series C Warrants. All Series C Warrants were exercised between January 2007 and March 2007.

On December 21, 2007, Stanford converted all of its Series A, Series B and Series C Preferred Stock into 4,750,000 shares of the Company’s common stock.

During the period from April 5, 2007 through November 21, 2007, SVCH advanced the Company an aggregate of $13,480,000. Of this amount, $5,030,000 was used to fund the transaction with Ryan Holdings discussed in Note 3 above. The remaining $8,450,000 was used for working capital purposes.

On November 21, 2007, the Company obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32,500,000, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of March 29, 2008, borrowings under the SVCH facility totaled $21,192,000, which included the refinancing of the aforementioned borrowings from SVCH. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. The SVCH credit facility requires the Company to comply with certain covenants, including, without limitation, restrictions on its ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of its capital stock, declare or pay dividends on shares of its capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to its officers and directors in excess of specified limits. The Company was in compliance with all covenants at March 29, 2008.

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

Note 11. Litigation

Incident to the Company’s business activities, it may at times be a party to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Management believes that, at this time, there are no ongoing matters which will have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 12. Product Information

The Company’s operations consist of one business segment, the golf industry segment. However, the Company evaluates the performance of its business based on revenues for certain business units. Revenues for these units are as follows:

	For the Three Months Ended
	March 29, 2008	March 31, 2007
Off Course	$1,947,607	$3,228,122
Premium-OEM-Internet	2,694,969	2,207,059
Sport Towels	1,748,508	1,819,602
On Course	991,989	1,799,376
International	670,187	1,082,248

	$8,053,260	$10,136,407

Note 13. Commitments and Contingencies

On April 19, 2007, ForeFront Group entered into an employment agreement with Richard Allen Oleksyk. Mr. Oleksyk serves as the President and Chief Operating Officer of ForeFront Group. As amended, the employment agreement provides for an annual base salary of $225,000 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by the Company’s board of directors and options to purchase 500,000 shares of ForeFront Group’s common stock. None of these options have been granted or issued.

On November 1, 2007, ForeFront Group entered into an employment agreement with J. Stan Harris. Mr. Harris serves as the Chief Executive Officer of ForeFront Group. The employment agreement provides for an annual base salary of $318,600 and has an initial term of four years. The employment agreement also provides for annual bonuses as determined by the Company’s board of directors and options to purchase 1,764,706 shares of ForeFront Group’s common stock. None of these options have been granted or issued.

On May 21, 2007, due to the Company’s delinquent filing of its Form 10-KSB for the year ended December 31, 2006, the Company’s common stock was removed from quotation from the OTC Bulletin Board (“OTCBB”) and began trading on the Pink Sheets, LLC (“Pink Sheets”). Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over the counter securities in real-time. The Company’s listing status on the Pink Sheets is dependent on market makers’ willingness to provide the service of accepting trades to buyers and sellers of the stock. As the Company is now current on its filings with the SEC, the Company’s shares are again eligible for quotation on the OTCBB. The Company has not yet applied to relist these shares on the OTCBB.

Note 14. Departure of Principal Officers

On June 25, 2007, Michael S. Hedge, the Company’s Chief Executive Officer and a member of the Company’s board of directors, separated from the Company. In connection with Mr. Hedge’s separation from the Company, the Company agreed to provide severance payments representing his base salary for a period of twelve months along with certain other benefits. During 2007, the Company recorded an expense of $250,750 in relation to this agreement. At March 29, 2008, $2,242 remains unpaid and is reflected as an accrued liability in the accompanying consolidated balance sheet.

On July 20, 2007, J. Max Waits, the Company’s Executive Vice President and Chief Operating Officer, separated from the Company. In connection with Mr. Waits’ separation from the Company, the Company agreed to provide severance payments representing his base salary for a period of twelve months along with certain other benefits. During 2007, the Company recorded an expense of $197,193 in relation to this agreement. At March 29, 2008, $1,408 remains unpaid and is reflected as an accrued liability in the accompanying consolidated balance sheet.

On December 5, 2007, Randall J. Frapart, the Company’s Executive Vice President and Chief Financial Officer, separated from the Company. In connection with Mr. Frapart’s separation from the Company, the Company agreed to provide severance payments representing his base salary for a period of twelve months along with certain other benefits. During 2007, the Company recorded an expense of $197,870 in relation to this agreement. At March 29, 2008, $6,702 remains unpaid and is reflected as an accrued liability in the accompanying consolidated balance sheet.

Note 15. Dissolution of ForeFront Crellin

As discussed in Note 1, on January 26, 2006, the Company acquired a 50% ownership in ForeFront Crellin, a limited liability company established to operate the business and hold the assets of a venture between the Company and Chatco. The Company made an aggregate investment in ForeFront Crellin of $500,000. ForeFront Crellin was dissolved on June 30, 2007. As of that date, the Company had recognized $153,560 of normal operating losses. The remaining investment of $346,440 was recorded as an expense during 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The unaudited condensed consolidated financial statements herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements have been prepared under the presumption that users of the unaudited condensed financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2007. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2007 audited financial statements have been omitted from these unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains both historical information and other information that you can use to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this report should be considered to be “forward-looking statements”. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties are more fully described in Item 1A, “Risk Factors” of our latest Annual Report on Form 10-K and other risks and uncertainties are more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. We conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Recent Developments

As disclosed in our Current Report on Form 8-K filed with the SEC on January 4, 2008, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, on December 27, 2007, we organized a wholly-owned subsidiary formed under the laws of the British Virgin Islands known as ForeFront (BVI), Ltd (“ForeFront (BVI)”). On December 31, 2007, we entered into a series of agreements providing for a reorganization of our operations pursuant to which we will sell to Stanford Venture Capital Holdings, Inc. (“SVCH”) our current business of designing, marketing and distributing golf accessories to the golf industry and acquire the contract rights, customer lists, intellectual property, employees and certain other property and intangibles necessary to allow ForeFront (BVI) to acquire the broadband multimedia business of Ligent International, Inc., Ligent Photonics, Inc. and Qingdao Hisense Electric Ltd., subsidiaries of Hisense Co. Ltd., a Chinese electronics manufacturer, and Ligent International, Inc. (the “New Business”). The New Business is anticipated to sell optical transceivers to equipment manufacturers in the U.S., China and elsewhere. Optical transceivers convert fiber optic transmissions into electronic signals and are key components in fiber to home equipment. In addition, the New Business is anticipated to design, develop and sell set-top boxes and broadband communication products for the home. Its customers are expected to be cable companies throughout China. We anticipate that the New Business will focus on the convergence of these broadband multimedia technologies to enable expanded high definition video service to the consumer at reduced costs. At the closing, in connection with these transactions, we also intend to reincorporate in the British Virgin Islands by merging with and into ForeFront (BVI). For more information on this reorganization plan, see “Business—Recent Development—Plan of Reorganization” in our latest Annual Report on Form 10-K.

Overview

ForeFront Holdings, Inc. (“ForeFront”), through our principal subsidiaries (both direct and indirect), ForeFront (BVI), ForeFront

Group, Inc. (“ForeFront Group”), Miller Golf Company (“Miller”), ForeFront Burton, Inc. (“ForeFront Burton”), and ForeFront Devant, Inc. (“ForeFront Devant”), designs, decorates, markets and distributes golf bags and golf accessories to the golf industry. Our key product offerings include high-quality golf bags and golf accessories.

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

Operational Risks and Challenges

Beginning in 2006, we have witnessed an increasing shift in the market as a result of “big box” specialty golf stores and sporting goods chains displacing the independent stores that historically purchased our products. Also, the national specialty golf and sporting goods stores have developed proprietary branded golf bag and accessory products that they source directly from overseas vendors and sell in preference to our products. In order to remain competitive inside the national stores, we must continue to be innovative in terms of product features and licensing. We believe that the trend toward consolidation into the national store chains will continue and that our share of the off-course golf bag and accessory market will be constrained as a result.

Another trend in our industry has been customer consolidation, as sporting goods stores and golf specialty stores have been acquired and consolidated into larger, well-capitalized organizations. This has led to a reduction in our core Off-Course customer base of smaller, independent golf specialty retailers. In anticipation of this occurrence, we have restructured our Off-Course marketing approach to reflect the needs of these larger buying organizations.

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

Gross margin

Our overall gross margin for the three months ended March 29, 2008 was 21.6%. To be successful, we need to increase product gross margin, which we believe is best achieved through increased product differentiation and lower infrastructure costs. Our long-term objective is to achieve gross margin, as a percentage of revenue, of 35% or better.

Operating expenses

Our operating expenses are driven largely by employee costs incurred from our marketing, sales, sales administration, executive and administrative functions. Other costs include travel expenses, participation in trade shows, advertising, royalty fees, professional costs, amortization of intangibles and public company costs. As part of our ongoing efforts to control operating expenses, overall operating expenses significantly decreased for the three months ended March 29, 2008 as compared to the same period in the prior year; however, our 2008 operating expenses, as a percent of revenue were 55.3%, compared to 48.8% in the same period of 2007. This increase results primarily from increases in administrative costs associated with infrastructure improvements and the reorganization plan discussed above, coupled with the current period decrease in sales. We continually review key functions and, with the benefit of anticipated synergy improvements from our continued cost-saving initiatives, we expect our operating expenses to decrease as a percentage of sales. Our long-term objective is for operating expenses, as a percentage of revenue, to be in the range of 30% or lower. Meeting this objective is dependent on our ability to increase revenue in the future, control our costs, and achieve the anticipated synergies of our combined companies.

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

Days sales outstanding

We closely monitor days sales outstanding (“DSO”) to evaluate our efficiency in collection of accounts receivable. Timely collection of receivables is critical to our liquidity. DSO was 63 days at March 29, 2008, compared with 71 days at March 31, 2007. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature. The improvement in DSO from prior year is primarily a result of the use of less aggressive promotions and extended dating terms in 2008.

Inventory turns

We monitor inventory turns to measure our efficiency in managing our inventory. Inventory turns, calculated based on an annualized rolling three months, were 4.0 times at March 29, 2008, as compared to 3.0 times at March 31, 2007. The improvement from prior year is a result of our continued evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Results of Operations

The following table sets forth certain unaudited financial data, in thousands, for the periods indicated:

	Three Months Ended
	March 29, 2008		March 31, 2007
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	$8,053	100.0%	$10,136	100.0%
Cost of sales	6,310	78.4	7,816	77.1

Gross margin	1,743	21.6	2,320	22.9

Operating expenses
Sales and marketing	1,921	23.9	2,618	25.8
General and administrative	2,533	31.5	2,329	23.0

Total operating expenses	4,454	55.3	4,947	48.8

Loss from operations	(2,711)	(33.7)	(2,627)	(25.9)

Other income (expense):
Interest expense	(522)	(6.5)	(306)	(3.0)
Other income (expense), net	(30)	(0.4)	41	0.4

Net other expense	(552)	(6.9)	(265)	(2.6)

Net loss	$(3,263)	(40.5)%	$(2,892)	(28.5)%

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

Comparison of the Three Months Ended March 29, 2008 and March 31, 2007

Net sales decreased $2.1 million for the three months ended March 29, 2008 to $8.1 million compared to $10.1 million during the same period in 2007. This decrease is largely due to the continued consolidation of the industry, as further explained below.

Sales information by product category for the periods indicated is summarized as follows:

	Three Months Ended
	March 29, 2008		March 31, 2007
	Amount	Percent	Amount	Percent
Datrek golf bags and travel covers	$1,760,899	21.9%	$2,659,896	26.2%
Burton golf bags and travel covers	892,329	11.1	1,239,833	12.2
Premium / OEM / Internet	2,157,439	26.8	1,682,449	16.6
Devant and Sir Christopher Hatton towels	1,646,426	20.4	1,819,601	18.0
Miller and Burton accessories	368,016	4.6	647,444	6.4
NCAA golf bags and accessories	572,234	7.1	866,087	8.5
NFL golf bags and accessories	174,848	2.2	173,361	1.7
GolfLogix	30,971	0.4	325,463	3.2
ForeFront Crellin	—	0.0	313,384	3.1
Freight invoiced to customers	289,745	3.6	375,517	3.7
Other	160,353	2.0	33,372	0.4

Total	$8,053,260	100.0%	$10,136,407	100.0%

Sales of Datrek golf bags and travel covers decreased $0.9 million, or 33.8%, for the three months ended March 29, 2008 as compared to the similar period for 2007. This decrease is a result of several factors, including the reduction of our off-course sales to smaller, independent retail stores, which have historically been our largest sales outlet, due to the consolidation of the industry as discussed in our most recent Annual Report on Form 10-K. In addition, large golf specialty stores and sporting goods chains have increased purchases of their own private label golf bags and accessory products in large quantities directly from overseas vendors. Sales of Burton golf bags and travel covers decreased $0.3 million, or 28.0%, in the current period, as the consolidation of the industry and the overall economy has begun to affect this product line as well. Sales of Miller and Burton accessories decreased $0.3 million, or 43.2%, as compared to the prior year. In addition to the industry factors discussed above, this decrease is also influenced by the decision to discontinue some of our less profitable accessory items. Sales of NCAA items decreased $0.3 million, or 33.9%, in the current year period, as a result of the reduction in off-course sales discussed above, as well as the loss of NCAA item sales to one of our major off-course customers. Sales of Premium/OEM/Internet items increased $0.5 million, or 28.2%, in 2008. As the external factors discussed above have greatly influenced our reduction in sales in other areas, we have made great efforts to increase this area of our business. In 2007, we had an exclusive worldwide distribution agreement to distribute the GolfLogix-Garmin GPS device, which provided $0.3 million in sales in the prior year period. This exclusive distribution agreement expired in the fourth quarter of 2007.

Cost of sales for the three months ended March 29, 2008 was $6.3 million, or 21.6% gross margin, as compared to $7.8 million, or 22.9% gross margin, for the comparable period in the prior year. Included as part of our cost of sales are direct product costs comprised of material, labor, and production overhead. Other costs include import duties, inbound and outbound transportation costs, and warranty expenses. The decrease in gross margin of 1.3% was the result of amortization of $0.3 million related to a lease modification agreement. Excluding this non-cash amortization, our current year gross margin rate is 25.4%. The 2.5% improvement resulted from a concentrated effort beginning in 2008 to eliminate less profitable business and product lines.

Total operating expenses for the three months ended March 29, 2008 were $4.5 million, compared to $4.9 million for the three months ended March 31, 2007. Operating expenses were comprised of sales and marketing expenses and general and administrative expenses.

Sales and marketing expense includes the employee costs related to our marketing, sales, sales administration and sales support employees. Other costs include the travel expense for our sales force, attendance at trade shows, advertising, telephone charges, product catalogs and royalty fees. Sales and marketing expense totaled $1.9 million, or 23.9% of net sales, for the three months ended March 29, 2008, compared to $2.6 million, or 25.8% of net sales, for the three months ended March 31, 2007. The decrease in sales and marketing expense as a percentage of net sales of 1.9% is primarily attributable to the restructuring of our sales group to combine our off-course and on-course sales teams in the third quarter of 2007.

General and administrative expense includes salaries and related expenses for our executive officers and administrative employees. Also included in general and administrative expense are corporate costs, including legal and accounting, bad debts, office supplies, equipment maintenance, bank charges, amortization of intangibles and public company costs. General and administrative expense was $2.5 million, or 31.5% of net sales, for the three months ended March 29, 2008, as compared to $2.3 million, or 23.0% of net sales, for the comparable period in the prior year. The principal reasons for the increase in administrative expense of $0.2 million are increased information technology (“IT”) expenses and costs associated with the restructuring plan discussed above.

Interest expense was $0.5 million and $0.3 million for the three month periods ended March 29, 2008 and March 31, 2007, respectively. The increase of $0.2 million is attributable to borrowings under our credit facility with SVCH, partially offset by lower borrowings under our credit facility with First Capital Corporation (“FCC”).

Liquidity and Capital Resources

We had working capital at March 29, 2008 of $3.9 million. We incurred a net loss for the three months ended March 29, 2008 of $3.3 million.

Historically, our principal sources of liquidity have included cash generated from our operations, drawings under our revolving credit facility with FCC and the sale of our capital stock and convertible debenture to Stanford, our principal shareholder. In addition, as previously disclosed, in November 2007, we entered into a debt financing transaction with SVCH. Management believes that cash balances on hand, cash generated from operations and borrowings from our $32.5 million credit facility with SVCH and our credit facility with FCC will be sufficient to fund the business requirements during the next 12 months or until the transactions contemplated by the Reorganization Plan are completed. If necessary, we may seek to raise additional capital through the future issuance of equity or debt. Our cash flow estimates are based upon achieving certain levels of sales and operating expenses. Should sales be less than forecasted, expenses be higher than forecasted or we fail to properly manage our growth, we may require additional funding. Such additional funding may not be available through financings of debt and/or equity and we may not have adequate resources to fund operations.

Operating activities used $2.1 million of cash for the three months ended March 29, 2008, as compared to $4.1 million during the comparable period of 2007. Cash used in the current year period included the $3.3 million net loss and $0.9 million used for accounts payable. These uses were partially offset by depreciation and amortization of $0.9 million and cash provided by inventory, prepaid expenses and interest payable and accrued liabilities to related parties of $0.6 million, $0.2 million and $0.2 million, respectively. The cash provided by inventory was a result of our strategic effort to lower inventory levels. Cash used in the prior year included the $2.9 million net loss and cash used for accounts receivable of $1.5 million. These uses were partially offset by depreciation and amortization of $0.5 million.

Investing activities used $1.7 million for the three months ended March 29, 2008, whereas such activities used $0.1 million in the comparable period in 2007. Cash used in investing activities in 2008 consisted of purchases of property and equipment of $1.7 million, primarily for our new facility in Baldwyn, Mississippi. Cash used in investing activities in 2007 consisted of the purchase of property and equipment of $0.1 million.

Financing activities provided $3.7 million for the three months ended March 29, 2008, whereas such activities provided $3.5 million for the comparable period in 2007. The principal source of cash provided by financing activities during 2008 were borrowings under our credit facility with SVCH of $5.8 million, partially offset by net repayments under our credit facility with FCC of $2.0 million. Cash provided in the prior year period consisted of proceeds from the sale of preferred stock to Stanford of $1.9 million and net borrowings under our credit facility with FCC of $1.6 million.

Cash at March 29, 2008 was $0.2 million compared with $0.4 million at December 31, 2007. At March 29, 2008 we had a shareholders’ deficiency of $11.4 million compared with a shareholders’ deficiency of $8.2 million at December 31, 2007.

On October 18, 2004, we obtained a revolving credit facility from FCC for a two-year term. The facility was amended on March 13, 2006 (pursuant to a Waiver and Sixth Amendment) extending the term for an additional three-year period, through October 2009 and increasing the maximum credit limit of $7.5 million to $10.5 million. In addition, the interest rate was decreased from prime (5.25% at March 29, 2008) plus 2.5%, to prime plus 1.5%, payable monthly. The facility was further amended to provide for an annual administration fee of $75,000 payable on the anniversary date of the facility, and it continues to carry a monthly maintenance fee of $2,000. Borrowings under the credit facility are limited to 85% of eligible accounts receivable (as defined in the agreement) and 50% of eligible inventory (as defined in the agreement), subject to a loan cap of $5.5 million for eligible inventory. The facility is secured by a primary security interest in substantially all of our assets. After October 2009, the facility will renew for succeeding one-year periods unless either party provides notice to the other of its intention to terminate the facility. At March 29, 2008, the balance of the line of credit was $2.9 million. The revolving credit facility from FCC continues to require us to comply with certain covenants, including without limitation, restrictions on our ability to engage in mergers, incur additional debts or liens, repurchase or otherwise redeem shares of our capital stock, declare or pay dividends on shares of our capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to its officers and directors in excess of specified limits. We were in compliance with all covenants at March 29, 2008. There can be no assurance that we will be in compliance with the above-mentioned covenants in the future or that FCC will provide waivers if we are not in compliance.

On November 21, 2007, we obtained a credit facility from SVCH. The facility, which is evidenced by a credit agreement and subordinated promissory note, provides for a maximum credit limit of $32.5 million, and an interest rate of 8% per annum. This facility is subordinate to the line of credit facility with FCC, as well as all debt to Burton and Devant. Principal and interest are due on the later of (a) cash payment of all outstanding amounts to FCC and the termination of the FCC facility, or (b) May 21, 2009. As of March 29, 2008, borrowings under the SVCH facility, including interest, totaled $21.9 million. Any additional borrowings under this facility are subject to the conditions as outlined in the credit agreement and require SVCH approval for each request. Borrowings under the facility may be used for capital expenditures or general operating purposes. The SVCH credit facility requires us to comply with certain covenants, including, without limitation, restrictions on our ability to engage in mergers, incur additional debt or liens, repurchase or otherwise redeem shares of our capital stock, declare or pay dividends on shares of our capital stock, engage in transactions with affiliates, extend loans to third parties or increase the compensation paid to our officers and directors in excess of specified limits. We were in compliance with all covenants at March 29, 2008.

At March 29, 2008, we had an unsecured, long-term note payable to Burton in the amount of $1,500,000. This note bears interest at the rate of 8% per annum, payable quarterly, and the principal is payable in installments of $500,000 payable on September 12, 2008 and $1,000,000 payable on September 12, 2009.

At March 29, 2008, we had an unsecured, long-term promissory note to Devant in the principal amount of $890,000. This note bears interest at the rate of 6% per annum, payable at maturity. The principal is due on April 15, 2009.

Accounts receivable at March 29, 2008, was $5.6 million, as compared to $5.7 million at December 31, 2007, reflecting a decrease of 2.4%. DSO was 63 days at March 29, 2008, compared with 71 days at March 31, 2007. Our standard terms of sale require customers to pay within 30 or 45 days from the date of the invoice. Several large customers are granted 60-day terms. During certain periods of the year, certain customers are offered extended dating terms as a competitive selling feature. The improvement in DSO from prior year is primarily a result of the use of less aggressive promotions and extended dating terms in 2008.

Inventories at March 29, 2008 were $5.8 million, as compared to $6.4 million at December 31, 2007, a decrease of 9.6%. Inventory turns, calculated based on an annualized rolling three months, were 4.0 times at March 29, 2008, as compared to 3.0 at March 31, 2007. The improvement from prior year is a result of our continued evaluation of our inventory levels in order to reduce the risk of building up older product in the future.

Accounts payable and accrued liabilities were $3.9 million and $4.8 million at March 29, 2008, and December 31, 2007, respectively, reflecting a decrease of 18.1%, and interest payable and accrued liabilities to related parties were $1.0 million and $0.8 million, respectively, reflecting an increase of 20.1%. The decrease in accounts payable and accrued liabilities is primarily attributable to borrowings from SVCH being partially used to fund accounts payable. The increase in interest payable and accrued liabilities to related parties is the result of interest payable on borrowings from SVCH.

We expended funds for capital expenditures of $1.7 million for property and equipment during the three months ended March 29, 2008.

Critical Accounting Policies

Use of Estimates

Our significant accounting policies are more fully described in our latest Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in applying the requirements of certain accounting standards, as well as selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different estimates could have been used in the current period, which could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe that the following financial estimates are important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with our auditors. The judgments about these financial estimates are based on information available as of the date of the financial statements. These financial estimates include:

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

Accounting for Long-Lived Assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

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

The adoption of the provisions of FIN 48 did not have a material impact on our consolidated financial position and results of operations. As of March 29, 2008, no liability for unrecognized tax benefits was required to be recorded.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1 in the accompanying unaudited condensed consolidated financial statements.

Item 4T.	Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Internal Controls

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

There was also a significant deficiency identified regarding the lack of certain formalized general and application controls in the IT area that are needed to assure that financial information generated by the IT system is materially accurate. This control deficiency is due in part to the small size of the staff in this area. Currently, multiple reviews by accounting and financial managers of the financial information produced by the IT system provide compensating controls in this area. A project to establish formalized general and application controls in the IT area has begun and is expected to be completed in July 2008.

Specifically, in this area, there was a significant deficiency identified regarding the lack of a formalized disaster recovery plan in the IT area. Interim procedures have been established to protect against potential disasters and the preparation of a formalized disaster recovery plan is currently in process and is expected to be fully implemented by July 2008.

In general, other internal control concerns resulted from the lack of segregation of duties due primarily to the Company’s small size. Wherever possible, compensating controls have been established.

There were no significant changes made in our internal controls over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our CEO and CFO has concluded that the controls and procedures evaluated are effective.

Part II – Other Information

Item 1.	Legal Proceedings

None

Item 1a.	Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Exhibits:

31.1 Certification of Interim C.E.O. and Interim C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2008

FOREFRONT HOLDINGS, INC.

By:	/s/ Richard M. Gozia
Richard M. Gozia
Chairman of the Board
Interim Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Interim C.E.O. and Interim C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.